Form 10-Q
period 2002-06-30
JACKSONVILLE BANCORP INC
filed 2002-08-09
CIK 1172097

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002
                                  -------------

OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period of _________ to _________

                        Commission File Number 000-49792

                           Jacksonville Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Federal                                            33-1002258
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation)             (I.R.S. Employer
                                                         Identification Number)

         1211 West Morton Avenue
          Jackonville, Illinois                                 62650
--------------------------------------------------------------------------------
(Address of principal executive office)                      (Zip Code)

Registrant's telephone number, including area code:  (217) 245-4111

Check here whether issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           [X]  Yes         [ ]  No

As of July 31, 2002, there were 1,909,304 shares (*) of the Registrant's common stock issued and outstanding.

(*) As of July 31, 2002, 1,038,738 shares were owned by Jacksonville Bancorp, M.H.C., the Company's mutual holding company parent.

                           JACKSONVILLE BANCORP, INC.

                                   FORM 10-Q

                                 JUNE 30, 2002
                               TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                           Page
PART I    FINANCIAL INFORMATION
Item 1.   Financial Statements

          Consolidated Balance Sheets at June 30, 2002 and
           December 31 , 2001 (Unaudited)                                     1

          Consolidated Statements of Income and Comprehensive Income
           for the Three Months and Six Months Ended June 30, 2002
           and 2001 (Unaudited)                                               2

          Consolidated Statement of Stockholders' Equity for the Six Months
           Ended June 30, 2002 (Unaudited)                                    3

          Consolidated Statements of Cash Flows for the Six Months
           Ended June 30, 2002 and 2001 (Unaudited)                         4-5

          Notes to Unaudited Consolidated Financial Statements              6-8

Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                          9-15

Item 3.   Quantitative and Qualitative Disclosures about Market Risk         16


PART II   OTHER INFORMATION                                                  17

          Signatures                                                         18

                         PART I - FINANCIAL INFORMATION


JACKSONVILLE BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2002 AND DECEMBER 31, 2001 (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------
                                                                                 June 30,            December 31,
ASSETS                                                                             2002                  2001
                                                                            --------------------  --------------------

Cash and cash equivalents                                                          $ 14,559,344          $ 13,397,002
Federal funds sold                                                                    1,011,000             1,010,000
Investment securities - available for sale                                           55,442,949            44,482,026
Mortgage-backed securities - available for sale                                       3,402,516             4,264,448
Federal Home Loan Bank stock                                                          1,247,800             1,215,100
Other investment securities                                                             766,625               662,504
Loans receivable - net of allowance for loan loss of $1,082,791 and $1,106,647 as of
   June 30, 2002 and December 31, 2001                                              152,677,451           156,280,173
Loans held for sale - net                                                             1,315,570             4,801,717
Premises and equipment - net                                                          5,361,750             5,442,675
Intangible assets                                                                     3,204,909             3,244,770
Accrued interest receivable                                                           2,006,953             1,845,536
Capitalized mortgage servicing rights                                                   998,854               951,375
Income taxes receivable                                                                 946,224             1,550,403
Real estate owned                                                                       446,539               945,364
Other assets                                                                          1,179,283             1,208,034

TOTAL ASSETS                                                                      $ 244,567,767         $ 241,301,127

TOTAL LIABILITES AND STOCKHOLDERS' EQUITY

Deposits                                                                          $ 219,141,615         $ 216,898,771
Other borrowings                                                                        927,798             1,395,455
Advance payments by borrowers for taxes and insurance                                   178,029               129,238
Accrued interest payable                                                              1,071,040             1,251,676
Deferred compensation payable                                                         1,833,351             1,736,726
Other liabilities                                                                     1,567,290               725,575
     Total liabilities                                                              224,719,123           222,137,441

Preferred stock, $0.01 par value - authorized 10,000,000 shares;
  none issued and outstanding                                                                 -                     -

Common stock, $0.01 par value - authorized 20,000,000 shares;
  issued and outstanding, 1,909,304 shares                                               19,093                19,093

Additional paid-in-capital                                                            6,268,623             6,268,623

Retained earnings - substantially restricted                                         13,287,451            12,738,711

Accumulated other comprehensive income                                                  273,477               137,259

     Total stockholders' equity                                                      19,848,644            19,163,686

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 244,567,767         $ 241,301,127

See accompanying notes to the unaudited consolidated financial statements.


JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------
                                                       -------------------------------- -------------------------------
                                                             Three Months Ended                Six Months Ended
                                                                  June 30,                         June 30,
                                                       -------------------------------- -------------------------------
                                                            2002            2001             2002           2001
INTEREST INCOME:
  Loans                                                $2,934,572      $3,728,688         $6,031,905      $7,514,783
  Mortgage-backed securities                               56,319         104,988            118,427         222,467
  Investment securities                                   835,078         495,953          1,468,514       1,053,911
  Other                                                    43,196         107,819             81,655         242,457
          Total interest income                         3,869,165       4,437,448          7,700,501       9,033,618

INTEREST EXPENSE
  Deposits                                              1,863,336       2,458,430          3,833,075       4,901,641
  Other borrowings                                          2,861           4,956              6,092          66,164
          Total interest expense                        1,866,197       2,463,386          3,839,167       4,967,805

NET INTEREST INCOME                                     2,002,968       1,974,062          3,861,334       4,065,813

PROVISION FOR LOAN LOSSES                                 225,000         180,000            375,000         285,000

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                             1,777,968       1,794,062          3,486,334       3,780,813

OTHER INCOME:
  Service charges on deposit accounts                     171,745         174,940            332,064         343,727
  Loan servicing fees                                      92,621          76,650            175,730         147,196
  Commission income                                        86,790          78,500            198,283         180,419
  Gains on sales of loans                                  46,428         129,831            162,572         190,587
  Gains on sales of securities                            106,254             -              106,254               -
  Other                                                    23,227          10,919             49,385          42,579
          Total other income                              527,065         470,840          1,024,288         904,508

OTHER EXPENSES:
  Salaries and employee benefits                        1,009,413         945,016          2,004,298       1,927,018
  Occupancy and equipment expense                         266,367         278,721            518,852         566,362
  Data processing expense                                  49,075          45,306             97,488          91,824
  Advertising expense                                      38,353          33,877             73,311          67,826
  Real estate owned expense                                88,062          26,576             89,390          57,981
  Amortization of intangible assets                        19,932          56,776             39,861         113,553
  Loss due to loan defalcation                             12,299       1,612,223             50,733       1,612,223
  Other                                                   266,236         295,302            569,168         550,541
          Total other expenses                          1,749,737       3,293,797          3,443,101       4,987,328

INCOME(LOSS) BEFORE INCOME TAX(BENEFIT)                   555,296      (1,028,895)         1,067,521        (302,007)

INCOME TAX (BENEFIT)                                      199,278        (407,194)         $ 388,195      $ (136,120)

NET INCOME (LOSS)                                       $ 356,018      $ (621,701)         $ 679,326      $ (165,887)

OTHER COMPREHENSIVE INCOME - Unrealized gain
 (loss) on securities available-for-sale (Net of tax of
 $365,090, $(26,131), $86,142, and $30,049,
respectively)                                             577,322         (41,321)           136,218          47,516
COMPREHENSIVE INCOME (LOSS)                             $ 933,340       $(663,022)         $ 815,544      $ (118,371)

NET INCOME(LOSS) PER COMMON SHARE, BASIC                $    0.19        $  (0.33)          $   0.36       $   (0.09)

NET INCOME(LOSS) PER COMMON SHARE, DILUTED              $    0.18        $  (0.32)          $   0.35       $   (0.09)

See accompanying notes to unaudited consolidated financial statements


JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2002 (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                     Accumulated
                                                         Additional                    Other             Total
                                           Common          Paid-in    Retained     Comprehensive     Stockholders'     Comprehensive
                                           Stock           Capital    Earnings         Income            Equity           Income

BALANCE, DECEMBER 31, 2001                $ 19,093      $ 6,268,623    $ 12,738,711    $ 137,259      $ 19,163,686

  Net Income                                    -                -          679,326           -            679,326           679,326

  Other comprehensive income -change in
    net unrealized gains and losses on securities
    available for sale (net of tax)             -                -             -         136,218           136,218           136,218

Comprehensive Income                            -                -             -              -                 -            815,544

Dividends ($0.15 per share)                     -                -         (130,586)          -           (130,586)

BALANCE, JUNE 30, 2002                    $ 19,093      $ 6,268,623    $ 13,287,451    $ 273,477      $ 19,848,644

See accompanying notes to unaudited consolidated financial statements




JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)
--------------------------------------------------------------------------------------------------------

                                                                            Six Months Ended
                                                                                June 30,
                                                                 ---------------------------------------
                                                                        2002               2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                 $   679,326        $   (165,887)
  Adjustments to reconcile net income(loss) to net cash provided by (used in) operating activities:
      Depreciation, amortization and accretion:
        Premises and equipment                                          225,170             297,402
        Accretion of loan fees and discounts, net                       (28,466)             33,464
        Amortization of investment premiums and discounts, net          (12,637)           (323,111)
        Amortization of intangible assets                                39,861             113,553
      Provision for loan losses                                         375,000             285,000
      Unrealized loss (gain) on loans held for sale                          -                 (283)
      Gains on sales of loans                                          (162,572)           (190,587)
      Loss on sale of real estate owned                                  36,394               3,214
      Origination of loans for sale to Freddie Mac                  (21,464,777)        (26,082,834)
      Proceeds from sales of loans to Freddie Mac                    25,066,017          24,214,586
      Gains on sales of securities                                     (106,254)              -
      Stock dividends on FHLB stock                                     (32,700)            (42,700)
      Changes in assets and liabilities, net
       Income taxes payable                                             604,179            (731,520)
        Other, net                                                      588,455             402,467
          Net adjustments                                             5,127,670          (2,021,349)
                                                                     ----------         ------------

          Net cash provided (used in) operating activities            5,806,996          (2,187,236)
                                                                     ==========         ============
CASH FLOWS FROM INVESTING ACTIVITIES:
  Changes in federal funds sold, net                                     (1,000)          3,704,000
  Maturity of investment securities available-for-sale               14,250,000          10,800,000
  Proceeds from sale of securities                                    6,647,746                  -
  Principal payments received on mortgage-backed securities             811,029           1,557,709
  Proceeds from sale of other real estate owned                         638,398              57,149
  Loan originations, net of repayments                                3,038,751           6,003,001
  Purchases of investment securities available-for-sale             (31,578,725)        (17,194,983)
  Additions to premises and equipment                                  (144,245)           (436,769)
                                                                    -----------         ------------

          Net cash provided by (used in) investing activities        (6,338,046)          4,490,107
                                                                    ===========         ============



JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)
---------------------------------------------------------------------------------------------------------

                                                                             Six Months Ended
                                                                                 June 30,
                                                                   --------------------------------------
                                                                          2002               2001
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                               $ 2,242,844        $  7,775,689
  Repayment of advances from Federal Home Loan Bank of Chicago
    and other borrowings                                               (467,657)         (4,972,555)
  Increase in advance payments by borrowers for taxes and insurance      48,791              97,118
  Dividends paid - common stock                                        (130,586)           (130,589)

          Net cash provided by financing activities                   1,693,392           2,769,663

NET INCREASE  IN CASH AND CASH EQUIVALENTS                            1,162,342           5,072,534

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                         13,397,002           9,475,973
                                                                    -----------        ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                              $14,559,344        $ 14,548,507
                                                                    ===========        ============

ADDITIONAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest on deposits                                            $ 4,013,789           4,882,488
    Interest on other borrowings                                          6,014              96,149
    Income taxes paid (received)                                       (215,984)            641,400

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Real estate acquired in settlement of loans                       $   344,472             124,831
  Loans to facilitate sales of real estate owned                        127,035                  -


See accompanying notes to unaudited consolidated financial statements        (Concluded)

JACKSONVILLE BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.       FINANCIAL STATEMENTS

         The unaudited consolidated financial statements include the accounts of Jacksonville Bancorp, Inc. and its wholly-owned subsidiary, Jacksonville Savings Bank (the "Bank") and its wholly-owned subsidiary, Financial Resources Group (the "Company"). All significant intercompany accounts and transactions have been eliminated.

         In the opinion of management, the prevailing unaudited financial statements contain all adjustments necessary for a fair presentation of the financial condition of the Company as of June 30, 2002 and December 31, 2001 and the results of operations for the three and six month periods ended June 30, 2002 and 2001. The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results which may be expected for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Bank for the year ended December 31, 2001 filed as an exhibit to the Bank's 10-K filed in March 2002. The accounting and reporting policies of the Company and its subsidiary conform to accounting principles generally accepted in the United States of America and to the prevailing practices within the banking industry.

         Certain amounts included in the 2001 consolidated statements have been reclassified to conform to the 2002 presentation.

2.       EARNINGS PER SHARE

         Earnings Per Share - Basic earnings per share is determined by dividing net income for the period by the weighted average number of common shares. Diluted earnings per share considers the potential effects of the exercise of the outstanding stock options under the Company's Stock Option Plans.


The following reflects earnings per share calculations for the basic and diluted methods:
                                                          Three Months Ended                Six Months Ended
                                                               June 30,                         June 30,
                                                    ------------------------------------------------------------------
                                                         2002            2001             2002            2001

Net income(loss) available to common shareholders    $  356,018      $ (621,701)      $  679,326      $ (165,887)

Basic potential common shares:
  Weighted average shares outstanding                 1,909,304       1,909,304        1,909,304       1,909,304
                                                     ----------       ---------        ---------       ---------
Diluted potential common shares:
  Stock option equivalents                               38,587           6,226           31,698           6,853
    Diluted average shares outstanding                1,947,891       1,915,530        1,941,002       1,916,157

Basic earnings (loss) per share                      $     0.19       $   (0.33)       $    0.36       $   (0.09)
                                                     ==========       ==========       =========       =========
Diluted earnings (loss) per share                    $     0.18       $   (0.32)       $    0.35       $   (0.09)


         The loss for 2001 was due to a loan defalcation discovered during the second quarter of 2001. This nonrecurring expense totalled $1,612,000 during the three and six months ended June 30, 2001. Excluding this nonrecurring expense and related tax effect, the Company's operations would have resulted in net income of $365,000, or $0.19 per share of common stock, basic and diluted, for the three months ended June 30, 2001. Excluding this nonrecurring expense and related tax effect, net income for the six months ended June 30, 2001, from the Company's operations would have equalled $821,000, or $0.43 per common share, basic and diluted.

3.       REORGANIZATION INTO MID-TIER MUTUAL HOLDING COMPANY

         On May 3, 2002, Jacksonville Savings Bank and Jacksonville Bancorp, M.H.C., the mutual holding company parent, reorganized into the two-tier mutual holding company form of ownership by establishing a mid-tier stock holding company, Jacksonville Bancorp, Inc. All outstanding shares of Jacksonville Savings Bank common stock were converted on a one for one basis into shares of Jacksonville Bancorp, Inc. common stock in the reorganization. Jacksonville Bancorp, Inc. now owns 100% of the outstanding shares of Jacksonville Savings Bank.

4.       IDENTIFICATION OF LOAN DEFALCATION

         During the second quarter of 2001, management uncovered loan irregularities at its branch in Virden, Illinois. The Company's investigation of these irregularities has been completed and the identified losses have been recorded on the Company's financial statements. While management believes that all significant losses have been identified, there can be no assurance that additional losses will not be recognized; however, management does not believe that any such amount would be material. For the year ended December 31, 2001, the Company recognized a nonrecurring expense associated with the loan defalcation of $4,458,000, consisting of identified losses of $4,016,000 and $442,000 in legal and accounting expenses. For the six months ended June 30, 2002, expenses related to the loan defalcation totalled $51,000. These losses are exclusive of any tax effect or potential recovery from the Company's insurance carrier. The Company filed its proof of loss claim with its insurance carrier on October 11, 2001; however, there can be no assurance of the amount that the Company will obtain from its insurance carrier.

5.       ACCOUNTING CHANGE

         Effective January 1, 2002, the Company adopted FASB Statement No. 142, Goodwill and Other Intangible Assets. Among its provisions is a requirement to disclose what reported net income would have been in all periods presented, exclusive of amortization expense (net of related tax effects) recognized in those periods, related to goodwill, intangible assets no longer being amortized, and changes in amortization periods for intangible assets that will continue to be amortized together with related per share amounts.


                                               Three Months Ended             Six Months Ended
                                                     June 30                      June 30
                                          ------------------------------  -------------------------
                                                2002            2001           2002        2001

Reported net income                           $356,018       ($621,701)      $679,326   ($165,887)
Add goodwill amortization, net of tax          -                               -
                                                                22,571                     45,142
                                          ------------------------------  -------------------------
Adjusted net income                           $356,018       ($599,130)      $679,326   ($120,745)
                                          ==============================  =========================

Basic earnings (loss) per share:
      Reported net income                        $0.19          ($0.33)         $0.36      ($0.09)
      Goodwill amortization                        -             $0.01            -         $0.02
                                          ------------------------------  -------------------------
      Adjusted net income                        $0.19          ($0.32)         $0.36      ($0.07)
                                          ==============================  =========================

Diluted earnings (loss) per share:
      Reported net income                        $0.18          ($0.32)         $0.35      ($0.09)
      Goodwill amortization                        -             $0.01            -         $0.02
                                          ------------------------------  -------------------------
      Adjusted net income                        $0.18          ($0.31)         $0.35      ($0.07)
                                          ==============================  =========================

                                                              * * * * * *

JACKSONVILLE BANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of the Company. Statements contained in this Form 10-Q, which are not historical facts, are forward-looking statements, as the term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed in documents filed by the Company with the Securities Exchange Commission from time to time. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and accompanying notes thereto.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain "forward-looking statements" which may be identified by the use of words such as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential." Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors that could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage and other loans, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing of products and services.

MID-TIER REORGANIZATION

On May 3, 2002, Jacksonville Savings Bank and Jacksonville Bancorp, M.H.C., the mutual holding company parent, reorganized into the two-tier mutual holding company form of ownership by establishing a mid-tier stock holding company, Jacksonville Bancorp, Inc. All outstanding shares of Jacksonville Savings Bank common stock were converted on a one for one basis into shares of Jacksonville Bancorp, Inc. common stock in the reorganization. Jacksonville Bancorp, Inc. now owns 100% of the outstanding shares of Jacksonville Savings Bank.

FINANCIAL CONDITION

June 30, 2002 Compared to December 31, 2001

Total assets grew $3,267,000 to $244,568,000 at June 30, 2002, from the $241,301,000 at December 31, 2001. This increase is primarily due to increases in investment securities and cash and cash equivalents of $11,098,000 and $1,162,000, respectively. Our loan portfolio decreased $7,089,000 due to increased loan sales to the secondary market. Mortgage-backed securities declined $862,000 due to principal payments and the reinvestment of these funds into U.S. Agency securities. During this same time frame, deposits increased $2,243,000.

Other changes included a $604,000 decrease in income taxes receivable mostly due to a $522,000 tax refund received during the first quarter of 2002. Other real estate owned decreased $499,000 due to the sale of several properties during this period. Other borrowings decreased $468,000 due to lower balances on overnight repurchase agreements. Other liabilities increased $842,000 due to higher balances on overnight settlement arrangements with vendors and the normal accrual of expenses to be paid at year-end.

Stockholders' equity increased $685,000 to $19,849,000 at June 30, 2002. The increase resulted from net income of $679,000 offset by the payment of $130,000 in dividends, and a $136,000 increase in unrealized gains, net of tax, on available-for-sale securities.

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three and Six Months
Ended June 30, 2002 and 2001

General: The Company reported net income for the three months ended June 30, 2002, of $356,000, or $0.19 per share of common stock, basic, and $0.18 per share, diluted, compared to a net loss of $(621,701), or $(0.33) per share of common stock, basic, and $(0.32) per common share, diluted, for the three months ended June 30, 2001. The increase of $978,000 in net income is primarily due to the $1,612,000 nonrecurring expense related to the loan defalcation recognized during the second quarter of 2001, as compared to the $12,000 recognized in the second quarter of 2002. This reduced expense was partially offset by an increase of $606,000 in income tax expense. Excluding the nonrecurring expense and related tax effect, operations resulted in net income of $365,000 or $0.19 per share, basic and diluted, for the three months ended June 30, 2001. The Company's operations resulted in increases of $29,000 in net interest income, $56,000 in other income, $45,000 in provision for loan losses, and $56,000 in other expenses for the quarter ended June 30, 2002, compared to the second quarter of 2001.

The Company reported net income for the six months ended June 30, 2002, of $679,000, or $0.36 per share, basic, and $0.35 per share, diluted, compared to a net loss of $(166,000), or $(0.09) per share, basic and diluted, for the six months ended June 30, 2001. The increase of $845,000 in net income is mostly due to a $1,612,000 nonrecurring expense related to the loan defalcation realized during the first half of 2001 compared to a $51,000 nonrecurring expense related to the loan defalcation realized during the first six months of 2002, partially offset by a $524,000 increase in income tax expense. Excluding this nonrecurring expense and the related tax effect, operations resulted in net income of $821,000, or $0.43 per common share, basic and diluted, for the six months ended June 30, 2001. The Company's operations included a decrease of $204,000 in net interest income and increases of $120,000 in other income, $90,000 in provision for loan losses, and $17,000 in other expenses.


                         Consolidated Average Balance Sheet and Interest Rates
                                              (dollars in thousands)
--------------------------------------------------------------------------------------------------------------------
                                            ------------------------------------------------------------------------
                                                                   Six Months Ended June 30,
                                            ------------------------------------------------------------------------
                                            ------------------------------------------------------------------------
                                                           2002                                2001
                                            ------------------------------------------------------------------------
                                              Average                             Average
                                              Balance     Interest  Yield/Cost    Balance     Interest  Yield/Cost
                                            ------------------------------------------------------------------------

Interest-earnings assets:
  Loans                                      $ 155,060     6,032       7.78%     172,124      7,515        8.73%
  Investment securities                         50,677     1,468       5.80%      22,105      1,054        9.54%
  Mortgage-backed securities                     3,746       118       6.32%       6,038        223        7.37%
  Other                                         10,453        82       1.56%       9,970        242        4.86%
      Total interest-earning assets            219,936     7,700       7.00%     210,237      9,034        8.59%

Non-interest earnings assets                    19,684                            18,656
      Total assets                           $ 239,620                           228,893

Interest-bearing liabilities:
  Deposits                                   $ 206,546     3,833       3.71%     190,456      4,902        5.15%
  Short-term borrowings                            792         6       1.54%       2,290         66        5.78%
      Total interest-bearing liabilities       207,338     3,839       3.70%     192,746      4,968        5.09%

Non-interest bearing liabilities                13,033                            15,109
Stockholders' equity                            19,249                            21,038

      Total liabilities/stockholders' equity $ 239,620                           228,893


Net interest income                                       $3,861                              4,066

Interest rate spread (average yield earned
  minus average rate paid)                                              3.30%                               3.44%

Net interest margin (net interest income
  divided by average interest-earning
assets)                                                                 3.51%                               3.87%



                    Analysis of Volume and Rate Changes
                              (in thousands)
----------------------------------------------------------------------------
----------------------------------------------------------------------------
                         Six Months Ended June 30,
----------------------------------------------------------------------------
                                             2002 Compared to 2001
                                           Increase(Decrease) Due to
                                    ----------------------------------------
                                        Rate        Volume         Net
                                    ----------------------------------------

Interest-earnings assets:
  Loans                                 $ (777)       (706)      (1,483)
  Investment securities                   (538)        954          414
  Mortgage-backed securities               (28)        (77)        (105)
  Other                                   (172)         12         (160)
      Total net change in income on
        interest-earning assets         (1,515)        183       (1,334)

Interest-bearing liabilities:
  Deposits                              (1,455)        387       (1,069)
  Other borrowings                         (32)        (28)         (60)
      Total net change in expense on
        interest-bearing liabilities    (1,487)        359       (1,129)

Net change in net interest income       $  (56)       (148)        (204)


Interest Income: Total interest income decreased $568,000 and $1,333,000 during the three and six months ended June 30, 2002, compared to the same periods of 2001. The primary reason for the decreases is $794,000 and $1,483,000 in lower interest income on loans during the respective three and six month periods. The average balance of the loan portfolio during the first half of 2002 equalled $155.1 million compared to $172.1 million for the first half of 2001. The decrease in the average balance of loans is mostly due to increased sales of loans to the secondary market. In addition, the loan portfolio's weighted average yield decreased to 7.78% from 8.73% for the six months ended June 30, 2002 and 2001, respectively.

Interest income on investment securities increased $339,000 and $415,000 during the three and six months ended June 30, 2002, compared to the same period of 2001. The additional income is primarily due to an increase in the portfolio resulting from the investment of cash generated by loan sales. The average balance of the investment portfolio increased to $50.7 million during the first half of 2002 compared to $22.1 million during the first half of 2001. The weighted average yield decreased to 5.80% from 9.54% for the six months ended June 30, 2002 and 2001, respectively. On July 3, 2000, when the Company acquired Chapin State Bank, many of the acquired investments were carrying unrealized losses, which are being amortized over the life of the investments in accordance with purchase accounting rules. As market rates of interest have declined, many of these investments have been called or sold, resulting in gains and losses from securities transactions. These adjustments resulted in an additional $75,000 and $220,000 interest income during the six months ended June 30, 2002 and 2001, respectively. Without these adjustments, the weighted average yield on investments would have equalled 5.50% and 7.54% for the six months ended June 30, 2002 and 2001, respectively.

Interest income on mortgage-backed securities decreased $49,000 and $104,000 during the three and six months ended June 30, 2002, compared to the same periods of 2001. The decrease is due to a decrease in the average balance of mortgage-backed securities to $3.7 million from $6.0 million for the six months ended June 30, 2002 and 2001, respectively, and a decrease in the weighted average yield to 6.32% from 7.37% for the same periods.

Interest income on other investments, which include federal funds sold and interest bearing deposit accounts, decreased $65,000 and $161,000 during the three and six months ended June 30, 2002, compared to the same period of 2001. The decreased interest income from other investments is primarily due to a lower weighted average yield of 1.56% from 4.86% for the six months ended June 30, 2002 and 2001, respectively, due to the current falling rate environment. The average balance of these investments equalled $10.5 million and $10.0 million for the six months ended June 30, 2002 and 2001, respectively.

Interest Expense: Total interest expense for the three and six months ended June 30, 2002 decreased $597,000 and $1,129,000, respectively, from the same periods of 2001. The decreased in interest expense was due to $595,000 and $1,069,000 decreases in the cost of deposits and decreases in interest expense on borrowed funds of $2,000 and $60,000 for the three and six months ended June 30, 2002, compared to the same in 2001. The average balance of deposits increased to $206.5 million during the first half of 2002 compared to $190.5 million during the first half of 2001, due to normal deposit growth. The weighted average cost of deposits has decreased to 3.71% from 5.15% during the first six months of 2002 as compared to the six months ended June 30, 2001. The decreased cost of funds is attributed to declining market rates of interest.

Interest paid on borrowings decreased $2,000 and $60,000 during the three and six months ended June 30, 2002, compared to the same period of 2001. The Company repaid all advances on February 28, 2001. The only outstanding borrowed funds consist of securities sold under agreement to repurchase. The reduction in average balances to $792,000 from $2.3 million was coupled with decreased costs of 1.54% and 5.78% for the six months ended June 30, 2002 and 2001, respectively.

Provision for Loan Losses: The provision for loan losses is determined by management as the amount needed to replenish the allowance for loan losses, after net charge-offs have been deducted, to a level considered adequate to absorb inherent losses in the loan portfolio, in accordance with accounting principles generally accepted in the United States of America.

The provision for loan losses increased $45,000 and $90,000 for the three and six months ended June 30, 2002 compared to the same periods of 2001. The allowance for loan losses decreased to $1,083,000 at June 30, 2002 from $1,107,000 at December 31, 2001. The decrease in the allowance is the result of net charge-offs exceeding the provision for loan losses. Net charge-offs increased to $399,000 during the first six months of 2002 compared to net charge-offs of $108,000 during the first six months of 2001. The increase in charge-offs includes $158,000 in additional credit losses identified during the resolution of loan irregularities. The increased charge-offs also reflect the continued emphasis on consumer loans, which typically involve greater risk than residential lending. Notwithstanding the level of charge-offs, the provision for loan losses was deemed appropriate since the level of nonperforming loans decreased to $3,299,000, or 2.16% of net loans, at June 30, 2002, from $3,571,000, or 2.28% of net loans, at June 30, 2001.

The allowance for loan losses is maintained to absorb potential losses inherent in the loan portfolio. The balance of the allowance is based on ongoing, quarterly assessments of the probable estimated losses in the loan portfolio. The Company's methodology for assessing the appropriateness of the allowance consists of applying several methods to idenitified problem loan and portfolio segments. The allowance for loan losses is calculated by estimating the exposure on identified problem loans and applying loss factors to the remainder of the portfolio based upon an internal risk grade of such loans or pools of loans. Changes in risk grades of both performing and nonperforming loans affect the amount of the allowance. Loss factors are based primarily on historical loss experience over the past three years, and may be adjusted for other significant conditions that, in management's judgement, affect the collectibility of the loan portfolio.

Since the allowance for loan losses is based upon estimates of probable losses, the amount actually observed can vary significantly from the estimated amounts. The historical loss factors attempt to reduce this variance by taking into account recent loss experience. Management evaluates several other conditions in connection with the allowance, including general economic and business conditions, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the portfolio, and regulatory examination results. The formulas used in the analysis were changed in 2002 to reflect the changing mix of the loan portfolio and increased loan losses. Management will continue to monitor the loan portfolio and assess the adequacy of the allowance at least quarterly.

Other Income: Total other income increased $56,000 and $120,000 during the three and six months ended June 30, 2002, compared to the same periods of 2001. The increase in other income is primarily due to gains on the sale of securities of $106,000 during the second quarter of 2002. Approximately $6.6 million of available-for-sale securities were sold in anticipation of potential calls and to realize gains. These gains were partially offset by declines in gains on the sale of loans to the secondary market of $83,000 and $28,000 for the three and six months ended June 30, 2002 compared to the same period in 2001. Loan servicing fees were $16,000 and $29,000 higher during the three and six months ended June 30, 2002 compared to 2001, due to a larger volume of loans serviced for Freddie Mac.

Other Expenses: Total other expenses decreased $1,544,000 during the three and six months ended June 30, 2002 compared to the comparative three and six months ended June 30, 2001. The decrease in other expenses is primarily due to the $1,612,000 nonrecurring expense related to the loan defalcation realized during the second quarter of 2001. Expenses related to the loan defalcation totalled $12,000 and $51,000 during the three and six months ended June 30, 2002. The remaining changes in other expenses for the second quarter of 2002 compared to 2001 were increases of $64,000 in salaries and $61,000 in real estate owned expenses partially offset by decreases of $37,000 in amortization of intangible assets and $12,000 in occupancy expenses. Changes for the six months ended June 30, 2002 compared to the comparative period in 2001 include increases of $77,000 in salaries and $31,000 in other real estate owned expenses offset by decreases of $74,000 in amortization of intangible assets and $48,000 in occupancy expenses.

Income Taxes: The provision for income taxes increased $606,000 and $524,000 during the three and six months ended June 30, 2002, compared to the first half of 2001. The increase is directly attributable to increase in net income of $679,000 for 2002 as compared to the net loss of $(166,000) realized during 2001.

Liquidity and Capital Resources: The Company's most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company's operating, financing, and investing activities. At June 30, 2002 and December 31, 2001, cash and cash equivalents totalled $14.6 million and $13.4 million, respectively. The Company's primary sources of funds include principal and interest repayments on loans (both scheduled and prepayments), maturities of investment securities and principal repayments from mortgage-backed securities (both scheduled and prepayments). During the past twelve months, the most significant sources of funds have been deposit growth and loan sales to the secondary market. These funds have been used for new loan originations and the purchase of investment securities.

While scheduled loan repayments and proceeds from maturing investment securities and principal repayments on mortgage-backed securities are relatively predictable, deposit flows and early prepayments are more influenced by interest rates, general economic conditions, and competition. The Company attempts to price its deposits to meet asset-liability objectives and stay competitive with local market conditions.

Liquidity management is both a short-term and long-term responsibility of management. The Company adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected purchases of investment and mortgage-backed securities, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) liquidity of its asset-liability management program. Excess liquidity is generally invested in interest-earning overnight deposits and other short-term U.S. Agency obligations. If the Company requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB. The Company may borrow from the FHLB under a blanket agreement which assigns all investments in FHLB stock as well as qualifying first mortgage loans equal to 150% of the outstanding balance as collateral to secure the amounts borrowed. This borrowing arrangement is limited to a maximum of 30% of the Company's total assets or twenty times the balance of FHLB stock held by the Company. At June 30, 2002, the Company had no outstanding advances and approximately $25.0 million available to it under the above-mentioned borrowing arrangement.

The Company maintains miminum levels of liquid assets as established by the Board of Directors. The Company's year-to-date liquidity ratios at June 30, 2002 and December 31, 2001 were 32.4% and 23.8%, respectively. This ratio represents the volume of short-term liquid assets as a percentage of net deposits and borrowings due within one year.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments. At June 30, 2002, the Company has outstanding commitments to originate loans of approximately $20.9 million, including $4.6 million committed for sale in the secondary market. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined). Management believes, at June 30, 2002, that the Bank meets all its capital adequacy requirements.

Under Illinois law, Illinois-chartered savings banks are required to maintain a minimum core capital to total assets ratio of 3%. The Illinois Commissioner of Savings and Residential Finance (the Commisssioner) is authorized to require a savings bank to maintain a higher minimum capital level if the Commissioner determines that the savings bank's financial condition or history, management or earnings prospects are not adequate. If a savings bank's core capital ratio falls below the required level, the Commissioner may direct the savings bank to adhere to a specific written plan established by the Commissioner to correct the savings bank's capital deficiency, as well as a number of other restrictions on the savings bank's operations, including a prohibition on the declaration of dividends by the savings bank's board of directors. At June 30, 2002, the Bank's core capital ratio was 6.78% of total average assets, which exceeded the required amount.

The Bank is also required to maintain regulatory capital requirements imposed by the Federal Deposit Insurance Corporation. The Bank `s actual ratios at June 30, 2002 and the required minimums to be considered adequately capitalized are shown in the table below. In order to be considered well-capitalized, the Bank must maintain: (i) Tier 1 Capital to Average Assets of 5.0%, (ii) Tier 1 Capital to Risk-Weighted Assets of 6.0%, and (iii) Total Capital to Risk-Weighted Assets of 10.0%.

                                        To Be Well-        Minimum
                                        Capitalized       Required       Actual

Tier 1 Capital to Average Assets           5.00%            4.00%        6.78%
Tier 1 Capital to Risk-Weighted Assets     6.00%            4.00%        9.97%
Total Capital to Risk-Weighted Assets     10.00%            8.00%       10.64%


Future capital levels should benefit from the decision of the Company's parent company, Jacksonville Bancorp, MHC, to waive its right to receive dividends, subject to the receipt of regulatory non-objection.

Effect of Inflation and Changing Prices: The consolidated financial statements and related financial data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars, without considering the change in relative purchasing power of money over time due to inflation. The impact of inflation is reflected in increased cost of the Company's operations. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

JACKSONVILLE BANCORP, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

The Company's policy in recent years has been to reduce its exposure to interest rate risk by better matching the maturities of its interest rate sensitive assets and liabilities, selling its long-term fixed-rate residential mortgage loans with terms of fifteen years or more to Freddie Mac, originating adjustable rate loans, balloon loans with maturities ranging from three to five years, and originating consumer, commercial, and agricultural loans which typically are for a shorter duration and at higher rates of interest than one-to-four family loans. The Company also maintains a portfolio of mortgage-backed securities, virtually all of which have adjustable interest rates. The remaining investment portfolio has been laddered to better match the interest-bearing liabilities. With respect to liabilities, the Company has attempted to increase its savings and transaction deposit accounts, which management believes are more resistant to changes in interest rates than certificate accounts. The Board of Directors appoints the Asset Liability Management Committee, which is responsible for reviewing the Company's asset and liability policies. The Committee meets quarterly to review interest rate risk and trends, as well as liquidity, capital ratios, and requirements. The Board's policy establishes a goal for the cumulative gap ratio within 15% for the one and three-year time frames. However, the policy is meant to be flexible and allow the Committee to exceed these limits to deal with rapidly changing conditions, such as the recent declines in market interest rates. The following table illustrates the Company's estimated interest rate sensitivity and cumulative gap positions as calculated as of June 30, 2002.

                                               Time to Maturity or Repricing
                                   < 1 Year    1-3 Years     3-5 Years       > 5 Years      Total
                                 ------------------------------------------------------------------------
                                                          (Dollars in Thousands)
Rate Sensitive Assets:
  Net loans (1)                 $ 47,826     $ 64,914        $ 20,269        $ 17,472     $ 150,481

  Loans held for sale              1,316           -               -               -          1,316
  Mortgage-backed securities       3,361            5              36              -          3,402
  Investment securities               48        2,737          11,740          42,934        57,459
  Federal funds sold               1,011           -               -               -          1,011
  Interest bearing deposits        9,669           -               -               -          9,669
                               ---------     --------        --------        --------     ---------
           Total               $  63,231     $ 67,656        $ 32,045        $ 60,406     $ 223,338
                               =========     ========        ========        ========     =========

Rate Sensitive Liabilities
  NOW and MMDA                     3,198        6,396           6,396          15,990        31,980
  Savings                          2,840        5,681           5,681          14,200        28,402
  Time deposits                  105,984       36,508           5,988              -        148,480
  FHLB borrowings                     -            -               -               -             -
  Repurchase agreements              928           -               -               -            928
              Total            $ 112,950     $ 48,585        $ 18,065         $30,190      $209,790

Cumulative Gap (RSA-RSL)       $ (49,719)    $(30,648)       $(16,668)        $13,548      $ 13,548
                               ========================================================================

Cum. Gap / Total Assets           -20.33%      -12.53%          -6.82%           5.54%
                               =======================================================


                           PART II - OTHER INFORMATION

                           PART II - OTHER INFORMATION


Item 1.           Legal Proceedings

                  None.

Item 2.           Changes in Securities

                  None.

Item 3.           Defaults Upon Senior Securities

                  None.

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

At the Bank's annual meeting of stockholders held on April 30, 2002, the following matters were submitted to a vote:

1. The election of the following persons as directors for a three-year term:

       Name                           Votes For               Votes Withheld

       Dean H. Hess                   1,772,484                  11,422
       John C. Williams               1,766,976                  16,930

2. The ratification of the appointment of McGladrey & Pullen, LLP as auditors for the Bank for the year ended December 31, 2002.

        Votes For                    Against                  Abstain
        ---------                   ---------                 -------
        1,735,392                    48,497                     17


Item 5.           Other Information

                  None.

Item 6.           Exhibits and Reports on Form 8-K

                  Exhibit 99.1 - Officers' Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     JACKSONVILLE BANCORP, INC.
                                                     Registrant

Date: August 2, 2002                                /s/ Diana S. Tone
                                                    --------------------------
                                                     Diana S. Tone
                                                     Chief Financial Officer



Date: August 2, 2002                                /s/ Richard A. Foss
                                                    --------------------------
                                                     Richard A. Foss
                                                     President and Chief
                                                      Executive Officer

                                  Exhibit 99.1

                                                                   Exhibit 99.1

      Certification of Chief Executive Officer and Chief Financial Officer
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



     Richard A. Foss, Chief Executive Officer and Diana S. Tone, Chief Financial Officer of Jacksonville Bancorp, Inc. (the "Company") each certify in his or her capacity as an officer of the Company that he has reviewed the quarterly report on Form 10-Q for the quarter ended June 30, 2002 and that to the best of his knowledge:

(1) the report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.



August 7, 2002                                      /s/ Richard A. Foss
                                                    -------------------------
                                                    Richard A. Foss
                                                    President and
                                                    Chief Executive Officer


August 7, 2002
                                                     /s/ Diana S. Tone
                                                    --------------------------
                                                    Diana S. Tone
                                                    Chief Financial Officer