Form 10-Q
period 2002-09-30
JACKSONVILLE BANCORP INC
filed 2002-11-12
CIK 1172097

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2002
                               ------------------

OR

[  ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period of _________ to _________

                        Commission File Number 000-49792

                           Jacksonville Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Federal                                              33-1002258
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation)             (I.R.S. Employer
                                                         Identification Number)

1211 West Morton Avenue,Jacksonville, Illinois                     62650
--------------------------------------------------------------------------------
(Address of principal executive office)                           (Zip Code)

Registrant's telephone number, including area code:  (217) 245-4111

Check here whether issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           [X]  Yes         [  ]  No

As of October 31, 2002, there were 1,921,304 shares (*) of the Registrant's common stock issued and outstanding.

(*) As of October 31, 2002, 1,038,738 shares were owned by Jacksonville Bancorp, M.H.C., the Company's mutual holding company parent.

JACKSONVILLE BANCORP, INC.

FORM 10-Q

SEPTEMBER 30, 2002
TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                            Page
PART I     FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets at September 30, 2002 (Unaudited)
          and December 31, 2001                                                1

         Consolidated Statements of Income and Comprehensive Income for the
          Three Months and Nine Months Ended September 30, 2002 and 2001
          (Unaudited)                                                          2

         Consolidated Statement of Stockholders' Equity for the Nine Months
          Ended September 30, 2002 (Unaudited)                                 3

         Consolidated Statements of Cash Flows for the Nine Months Ended
          September 30, 2002 and 2001 (Unaudited)                            4-5

         Notes to Unaudited Consolidated Financial Statements                6-8

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                            9-17

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           18

Item 4.  Controls and Procedures                                              19

PART II  OTHER INFORMATION                                                    20

         Signatures                                                           21

         Section 302 Certifications                                        22-25


EXHIBITS

         Section 906 Certification                                          99.1

                         PART I - FINANCIAL INFORMATION

JACKSONVILLE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2002 (UNAUDITED) AND DECEMBER 31, 2001
------------------------------------------------------------------------------------------------------------
                                                                           September 30,       December 31,
ASSETS                                                                         2002                2001
                                                                          ---------------     --------------

Cash and cash equivalents                                                   $10,536,981          $13,397,002
Federal funds sold                                                            2,000,000            1,010,000
Investment securities - available for sale                                   62,800,544           44,433,726
Mortgage-backed securities - available for sale                               3,087,716            4,264,448
Federal Home Loan Bank stock                                                  1,263,300            1,215,100
Other investment securities                                                     766,625              710,804
Loans receivable - net of allowance for loan loss
 of $2,125,562 and $1,106,647 as of September 30, 2002
 and December 31, 2001, respectively                                        148,628,722          156,280,173
Loans held for sale - net                                                     4,007,505            4,801,717
Premises and equipment - net                                                  5,372,204            5,442,675
Accrued interest receivable                                                   2,273,502            1,845,536
Goodwill                                                                      2,726,567            2,726,567
Core deposit intangible                                                         458,411              518,203
Capitalized mortgage servicing rights                                         1,031,742              951,375
Income taxes receivable                                                       1,420,711            1,550,403
Real estate owned                                                               488,937              945,364
Other assets                                                                  1,056,154            1,208,034
                                                                           ------------         ------------
TOTAL ASSETS                                                               $247,919,621         $241,301,127
                                                                           ============         ============
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Deposits                                                                   $220,587,594         $216,898,771
Other borrowings                                                              3,758,389            1,395,455
Advance payments by borrowers for taxes and insurance                            90,323              129,238
Accrued interest payable                                                      1,033,506            1,251,676
Deferred compensation payable                                                 1,909,443            1,736,726
Other liabilities                                                               810,308              725,575
                                                                           ------------         ------------
     Total liabilities                                                     $228,189,563         $222,137,441
                                                                           ------------         ------------
Stockholders' Equity
Preferred stock, $0.01 par value - authorized 10,000,000 shares;
  none issued and outstanding                                                         -                   -
Common stock, $0.01 par value - authorized 20,000,000 shares;
  issued and outstanding, 1,921,304  and 1,909,304 shares at September
  30, 2002 and December 31, 2001, respectively                                   19,213              19,093
Additional paid-in-capital                                                    6,374,463           6,268,623
Retained earnings - substantially restricted                                 13,014,344          12,738,711
Accumulated other comprehensive income                                          322,038             137,259
                                                                           ------------        ------------
   Total stockholders' equity                                                19,730,058          19,163,686
                                                                           ------------        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $247,919,621        $241,301,127
                                                                           ============        ============

See accompanying notes to unaudited consolidated financial statements.


JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------
                                                     ------------------------------- -------------------------------
                                                           Three Months Ended              Nine Months Ended
                                                             September 30,                   September 30,
                                                     ------------------------------- -------------------------------
                                                          2002           2001             2002           2001
INTEREST INCOME:
  Loans                                               $2,940,303     $3,640,994       $8,972,208     $11,155,776
  Mortgage-backed securities                              47,553         85,558          165,980         308,025
  Investment securities                                  753,621        539,429        2,222,135       1,593,340
  Other                                                   37,971         77,656          119,626         320,113
                                                     -----------     ----------      -----------      ----------
    Total interest income                              3,779,448      4,343,637       11,479,949      13,377,254
                                                     -----------     ----------      -----------      ----------
INTEREST EXPENSE
  Deposits                                             1,803,529      2,370,581        5,636,604      7,272,222
  Other borrowings                                        16,122         6,464            22,214         72,628
                                                     -----------     ----------      -----------      ----------
    Total interest expense                             1,819,651      2,377,045        5,658,818      7,344,850
                                                     -----------     ----------      -----------      ----------

NET INTEREST INCOME                                    1,959,797      1,966,592        5,821,131      6,032,404

PROVISION FOR LOAN LOSSES                              1,300,000        220,000        1,675,000        505,000
                                                      ----------     ----------      -----------      ---------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                              659,797      1,746,592        4,146,131      5,527,404
                                                      ----------     ----------      -----------      ---------
OTHER INCOME:
  Service charges on deposit accounts                    189,452        170,283          521,516        514,009
  Loan servicing fees                                     90,278         80,367          266,008        227,563
  Commission income                                      125,450         67,294          323,733        247,713
  Gains on sales of loans                                159,944        141,054          322,516        331,641
  Gains on sales of securities                           185,960         13,494          292,214         13,494
  Other                                                    9,989         37,939           59,374         80,518
                                                       ---------      ---------       ----------      ---------
    Total other income                                   761,073        510,431        1,785,361      1,414,938
                                                       ---------      ---------       ----------      ---------
OTHER EXPENSES:
  Salaries and employee benefits                       1,008,679        958,194        3,012,977      2,885,211
  Occupancy and equipment expense                        276,478        291,533          795,330        857,895
  Data processing expense                                 58,009         42,796          155,497        134,620
  Advertising expense                                     42,257         32,430          115,568        100,256
  Real estate owned expense                               74,369         32,445          163,759         90,426
  Amortization of intangible assets                       19,931         56,776           59,792        170,329
  Loss due to loan defalcation                            11,597      1,586,410           62,330      3,198,633
  Other                                                  275,850        274,602          845,017        825,143
                                                       ---------      ---------       ----------      ---------
    Total other expenses                               1,767,170      3,275,186        5,210,270      8,262,513
                                                       ---------      ---------       ----------      ---------

Income (Loss) Before Income Tax Expense (Benefit)       (346,300)    (1,018,163)         721,222     (1,320,171)

Income Tax (Benefit)                                    (138,487)      (765,722)         249,708       (901,842)
                                                       ----------     ----------       ---------     -----------
NET INCOME (LOSS)                                      $(207,813)     $(252,441)       $ 471,514      $(418,329)

OTHER COMPREHENSIVE INCOME - Unrealized gain
 on securities available-for-sale (Net of tax of
 $30,709, $127,721, $116,852, and $157,769,
  respectively)                                           48,561        201,966          184,779        249,482
                                                      ----------      ----------       ---------      ---------
COMPREHENSIVE INCOME (LOSS)                           $ (159,252)     $ (50,475)       $ 656,293      $(168,847)
                                                      ==========      ==========       =========      ==========

NET INCOME(LOSS) PER COMMON SHARE, BASIC              $    (0.11)     $   (0.13)       $    0.25      $   (0.22)
                                                      ==========      ==========       =========      ==========

NET INCOME(LOSS) PER COMMON SHARE, DILUTED            $    (0.11)     $   (0.13)       $    0.24      $   (0.22)
                                                      ==========      ==========       =========      ==========

See accompanying notes to unaudited consolidated financial statements.


JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                      Accumulated
                                                     Additional                         Other            Total
                                      Common          Paid-in         Retained       Comprehensive    Stockholders'    Comprehensive
                                      Stock          Capital         Earnings          Income           Equity           Income

BALANCE, DECEMBER 31, 2001            19,093           6,268,623       12,738,711       137,259          19,163,686

Net Income                               -                 -              471,514          -                471,514        471,514

Other comprehensive income -change
 in net unrealized gains and losses
 on securities available for sale
 (net of tax)                            -                 -               -             184,779            184,779        184,779
                                                                                                                          --------

Comprehensive Income                     -                 -               -                -                -             656,293
                                                                                                                          ========

Exercise of stock options               120              105,840           -                -               105,960

Dividends ($0.225 per share)             -                 -             (195,881)          -              (195,881)
                                   ----------        -----------     ------------      ---------        -----------

BALANCE, SEPTEMBER 30, 2002        $ 19,213          $ 6,374,463     $ 13,014,344      $ 322,038        $19,730,058
                                   ==========        ===========     ============      =========        ===========

See accompanying notes to unaudited consolidated financial statements.


JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)
----------------------------------------------------------------------------------------------------------

                                                                           Nine Months Ended
                                                                             September 30,
                                                                   ---------------------------------------
                                                                          2002               2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                  $   471,514         $  (418,329)
                                                                     -----------         -----------
  Adjustments to reconcile net income(loss) to net cash provided by (used in) operating activities:
      Depreciation, amortization and accretion:
        Premises and equipment                                           340,946             446,083
        Accretion of loan fees and discounts, net                        (42,699)            (42,696)
        Amortization of investment premiums and discounts, net            21,821            (380,245)
        Amortization of intangible assets                                 59,792             170,329
      Provision for loan losses                                        1,675,000             505,000
      Gains on sales of loans                                           (322,516)           (331,641)
      Loss on sale of real estate owned                                   67,576              21,891
      Writedowns on real estate owned                                     95,713              32,500
      Origination of loans for sale to Freddie Mac                   (45,852,971)        (40,824,725)
      Proceeds from sales of loans to Freddie Mac                     46,889,332          38,083,681
      Gains on sales of securities                                      (292,214)           (13,494)
      Stock dividends on FHLB stock                                      (48,200)           (61,700)
      Changes in assets and liabilities, net
        Income taxes receivable                                          129,692         (1,330,945)
        Other, net                                                      (319,858)          (312,198)
                                                                     -----------        -----------
          Net adjustments                                              2,401,414         (4,038,160)
                                                                     -----------        -----------
          Net cash provided (used in) operating activities             2,872,928         (4,456,489)
                                                                     -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Changes in federal funds sold, net                                    (990,000)         3,959,000
  Maturity or call of investment securities available-for-sale        31,775,000         14,800,000
  Proceeds from sale of securities                                    17,066,102          1,264,062
  Principal payments received on mortgage-backed securities            1,099,007          2,179,156
  Proceeds from sale of other real estate owned                          781,538            136,044
  Loan originations, net of repayments                                 5,505,040         11,714,527
  Purchases of investment securities available-for-sale              (66,622,082)       (28,341,858)
  Additions to premises and equipment                                   (270,475)          (475,103)
                                                                     -----------        -----------
          Net cash provided by (used in) investing activities        (11,655,870)         5,235,828
                                                                     -----------        -----------


JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)
---------------------------------------------------------------------------------------------------------

                                                                             Nine Months Ended
                                                                               September 30,
                                                                   --------------------------------------
                                                                          2002               2001
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                           $ 3,688,823        $ 7,062,219
  Increase in (repayment of) other borrowings                          2,362,934         (4,667,318)
  Exercise of stock options                                              105,960            -
  Decrease in advance payments by borrowers for taxes and insurance      (38,915)           (72,259)
  Dividends paid - common stock                                         (195,881)          (195,882)
                                                                     -----------        -----------
     Net cash provided by financing activities                         5,922,921          2,126,760
                                                                     -----------        -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (2,860,021)         2,906,099

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                          13,397,002          9,475,973
                                                                     -----------        -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                               $10,536,981        $12,382,072
                                                                     ===========        ===========
ADDITIONAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the year for:
    Interest on deposits                                             $ 5,854,774        $ 7,293,453
    Interest on other borrowings                                          22,214            102,554
    Income taxes paid                                                    120,016            621,953

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Real estate acquired in settlement of loans                        $   641,145        $   927,185
  Loans to facilitate sales of real estate owned                         127,035               -


See accompanying notes to unaudited consolidated financial statements
    (Concluded)

JACKSONVILLE BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.       FINANCIAL STATEMENTS

         The unaudited consolidated financial statements include the accounts of Jacksonville Bancorp, Inc. and its wholly-owned subsidiary, Jacksonville Savings Bank (the "Bank") and its wholly-owned subsidiary, Financial Resources Group collectively (the "Company"). All significant intercompany accounts and transactions have been eliminated.

         In the opinion of management, the preceding unaudited financial statements contain all adjustments necessary for a fair presentation of the consolidated financial condition of the Company as of September 30, 2002 and December 31, 2001 and the results of operations for the three and nine month periods ended September 30, 2002 and 2001. The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results which may be expected for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2001 filed as an exhibit to the Company's 10-K for the year ended December 31, 2001. The accounting and reporting policies of the Company and its subsidiary conform to accounting principles generally accepted in the United States of America and to the prevailing practices within the banking industry.

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

     The following reflects earnings per share calculations for the basic and diluted methods:

                                                          Three Months Ended                Nine Months Ended
                                                             September 30,                     September 30,
                                                    --------------------------------- ---------------------------------
                                                          2002            2001             2002            2001

Net income(loss) available to common shareholders    $  (207,813)    $  (252,441)      $  471,514     $  (418,329)

Basic potential common shares:
  Weighted average shares outstanding                  1,909,434       1,909,304         1,909,348      1,909,304
                                                     -----------     -----------       -----------    -----------
Diluted potential common shares:
  Stock option equivalents                                23,715          18,719            27,231          9,238
                                                     -----------     -----------       -----------    -----------
    Diluted average shares outstanding                 1,933,149       1,928,023         1,936,579      1,918,542

Basic earnings (loss) per share                      $     (0.11)    $     (0.13)      $     0.25     $    (0.22)
                                                     ===========     ===========       ===========    ===========
Diluted earnings (loss) per share                    $     (0.11)    $     (0.13)      $     0.24     $     (0.22)
                                                     ===========     ===========       ===========    ===========

         The loss for the three and nine months ended September 30, 2001 was due to a loan defalcation discovered during the second quarter of 2001. This nonrecurring expense totalled $1,586,000 and $3,199,000 during the three and nine months ended September 30, 2001. Excluding this nonrecurring expense and a one-time $193,000 tax adjustment related to the Chapin State Bank acquisition, the Company's operations would have resulted in net income of $527,000, or $0.28 per share of common stock, basic, and $0.27 per common share, diluted, for the three months ended September 30, 2001. Excluding this nonrecurring expense and the one-time tax adjustment, net income for the nine months ended September 30, 2001, from the Company's operations would have equalled $1,348,000, or $0.71 per common share, basic, and $0.70 per common share, diluted.

3.       REORGANIZATION INTO MID-TIER MUTUAL HOLDING COMPANY

         On May 3, 2002, Jacksonville Savings Bank and Jacksonville Bancorp, M.H.C., the mutual holding company parent, reorganized into the two-tier mutual holding company form of ownership by establishing a mid-tier, federally-chartered stock holding company, Jacksonville Bancorp, Inc. All outstanding shares of Jacksonville Savings Bank common stock were converted on a one for one basis into shares of Jacksonville Bancorp, Inc. common stock in the reorganization. Jacksonville Bancorp, Inc. now owns 100% of the outstanding shares of Jacksonville Savings Bank.

4.       IDENTIFICATION OF LOAN DEFALCATION

         During the second quarter of 2001, management uncovered loan irregularities at its branch in Virden, Illinois. The Company's investigation of these irregularities has been completed and the identified losses have been recorded on the Company's financial statements. While management believes that all significant losses have been identified, there can be no assurance that additional losses will not be recognized; however, management does not believe that any such amount would be material. For the year ended December 31, 2001, the Company recognized a nonrecurring expense associated with the loan defalcation of $4,458,000, consisting of identified losses of $4,016,000 and $442,000 in legal and accounting expenses. For the nine months ended September 30, 2002, expenses related to the loan defalcation totalled $62,000. These losses are exclusive of any tax effect or potential recovery from the Company's insurance carrier. The Company filed its proof of loss claim with its insurance carrier on October 11, 2001; however, there can be no assurance as to the amount that the Company will ultimately obtain from its insurance carrier.

5.       ACCOUNTING CHANGE

         Effective January 1, 2002, the Company adopted FASB Statement No. 142, Goodwill and Other Intangible Assets. Among its provisions is a requirement to disclose what reported net income would have been in all periods presented, exclusive of amortization expense (net of related tax effects) recognized in those periods, related to goodwill, intangible assets no longer being amortized, and changes in amortization periods for intangible assets that will continue to be amortized together with related per share amounts. The Company has continued to amortize the core deposit intangible at approximately $20,000 per quarter during 2002 and 2001.


                                                Three Months Ended            Nine Months Ended
                                                   September 30                 September 30
                                          ------------------------------- --------------------------
                                                 2002           2001            2002         2001

Reported net income (loss)                   ($207,813)       ($252,441)     $471,514    ($418,329)
Add goodwill amortization, net of tax           -                              -
                                                                 22,571                     67,714
                                          ------------------------------  --------------------------
Adjusted net income (loss)                   ($207,813)       ($229,870)     $471,514    ($350,615)
                                          ==============================  ==========================

Basic earnings (loss) per share:
      Reported net income (loss)                ($0.11)          ($0.13)        $0.25       ($0.22)
      Goodwill amortization                     -                 $0.01       -              $0.04
                                          ------------------------------  --------------------------
      Adjusted net income (loss)                ($0.11)          ($0.12)        $0.25       ($0.18)
                                          ==============================  ==========================

Diluted earnings (loss) per share:
      Reported net income (loss)                ($0.11)          ($0.13)        $0.24       ($0.22)
      Goodwill amortization                     -                 $0.01       -              $0.04
                                          ------------------------------  --------------------------
      Adjusted net income (loss)                ($0.11)          ($0.12)        $0.24       ($0.18)
                                          ==============================  ==========================


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

FINANCIAL CONDITION

September 30, 2002 Compared to December 31, 2001

Total assets grew $6,618,000 to $247,920,000 at September 30, 2002, from the $241,301,000 at December 31, 2001. This increase is primarily due to an increase in investment securities of $18,471,000. Total loans decreased $8,446,000 due to increased loan sales to the secondary market. Cash and cash equivalents decreased by $2,860,000 and mortgage-backed securities decreased by $1,177,000 due to principal payments that were invested into U.S. Treasury and Agency securities.

Deposits increased $3,689,000 to $220,588,000 at September 30, 2002 from $216,899,000 at December 31, 2001. Other changes included a $456,000 decrease in other real estate owned due to the sale of several properties during this period. Other borrowings increased $2,363,000 due to higher balances on overnight repurchase agreements.

Stockholders' equity increased $566,000 to $19,730,000 at September 30, 2002. The increase resulted from net income of $472,000 offset by the payment of $196,000 in dividends, and a $185,000 increase in unrealized gains, net of tax, on available-for-sale securities. The exercise of stock options during the third quarter of 2002 contributed an additional $106,000.

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three and Nine Months Ended
 September 30, 2002 and 2001

General: The Company reported a net loss for the three months ended September 30, 2002, of $(208,000), or $(0.11) per share of common stock, basic and diluted, compared to a net loss of $(252,000), or $(0.13) per share of common stock, basic and diluted, for the three months ended September 30, 2001. The loss for the quarter ended September 30, 2002, resulted from an increase of $1,080,000 to the provision for loan losses. The increased provision was made to bring the allowance for loan losses to a level deemed adequate following management's evaluation of potential problem credits and consideration of recent increases in loan delinquencies and charge-offs, as well as the current economic downturn, which has resulted in a larger volume of bankruptcies and foreclosures in the Company's market area. The Company experienced an increase in problem loans to $4.3 million at September 30, 2002, from $3.0 million at September 30, 2001. We view problem loans as those accounts which are inadequately protected by the repayment capacity of the borrower and/or the pledged collateral.

The loss for the quarter ended September 30, 2001 included a nonrecurring expense of $1,586,000 related to a loan defalcation discovered during 2001. Excluding this nonrecurring expense and tax adjustments, normal operations resulted in net income of $527,000, or $0.28 per common share, basic, and $0.27 per common share, diluted, for the three months ended September 30, 2001. The Company's operations resulted in a decrease of $7,000 in net interest income and increases of $251,000 in other income, $67,000 in other expenses excluding the loan defalcation, and $627,000 in income tax expense for the quarter ended September 30, 2002, compared to the third quarter of 2001.

The Company reported net income for the nine months ended September 30, 2002, of $472,000, or $0.25 per share, basic, and $0.24 per share, diluted, compared to a net loss of $(418,000), or $(0.22) per share, basic and diluted, for the nine months ended September 30, 2001. The increase of $890,000 in net income is mostly due to the $3,199,000 nonrecurring expense related to the loan defalcation realized during the first nine months of 2001 compared to the $62,000 realized during the first nine months of 2002, partially offset by a $1,152,000 increase in income tax expense. Excluding this nonrecurring expense and the related tax effect, operations resulted in net income of $1,348,000, or $0.71 per common share, basic and diluted, for the nine months ended September 30, 2001. The Company's operations for the nine months ended September 30, 2002 included a $1,170,000 increase in the provision for loan losses, as well as a decrease of $211,000 in net interest income. Other income increased $370,000 and other expense excluding the loan defalcation increased $84,000 during this same time frame.

Interest Income: Total interest income decreased $564,000 and $1,897,000 during the three and nine months ended September 30, 2002, compared to the same periods of 2001. The primary reason for the decreases is $701,000 and $2,184,000 in lower interest income on loans during the respective three and nine month periods. The average balance of the loan portfolio decreased $13,073,000 and $15,734,000 during the three and nine months ended September 30, 2002 compared to the same periods of 2001. The decrease in the average balance of loans is mostly due to increased sales of loans to the secondary market. In addition, the loan portfolio's weighted average yield decreased to 7.68% from 8.76% for the three months and decreased to 7.75% from 8.74% for the nine months ended September 30, 2002 and 2001, respectively. Refer to the Consolidated Average Balance Sheet and Interest Rate tables at the end of this section.

Interest income on investment securities increased $214,000 and $629,000 during the three and nine months ended September 30, 2002, compared to the same period in 2001. The additional income is primarily due to an increase in the portfolio resulting from the investment of cash generated by loan sales. The average balance of the investment portfolio increased $27,982,000 and $28,375,000 during the three and nine months ended September 30, 2002, compared to the same periods of 2001. The weighted average yield decreased to 5.22% from 7.24% for the three months and decreased to 5.58% from 8.61% for the nine months ended September 30, 2002 and 2001, respectively. On July 3, 2000, when the Company acquired Chapin State Bank, many of the acquired investments were carrying unrealized losses, which are being amortized over the life of the investments in accordance with purchase accounting rules. As market rates of interest have declined, many of these investments have been called or sold, resulting in gains and losses from securities transactions. These adjustments resulted in an additional $75,000 and $259,000 in interest income during the nine months ended September 30, 2002 and 2001, respectively. Without these adjustments, the weighted average yield on investments would have equalled 5.40% and 7.21% for the nine months ended September 30, 2002 and 2001, respectively.

Interest income on mortgage-backed securities decreased $38,000 and $142,000 during the three and nine months ended September 30, 2002, compared to the same periods of 2001. The decrease is due to a decrease in the average balance of mortgage-backed securities of $1,758,000 and $2,113,000 during the three and nine months ended September 30, 2002, compared to the same periods of 2001, as well as a decrease in the weighted average yield to 5.99% from 6.93% during the three months and to 6.22% from 7.24% for the nine months ended September 30, 2002 and 2001, respectively.

Interest income on other investments, which include federal funds sold and interest bearing deposit accounts, decreased $39,000 and $200,000 during the three and nine months ended September 30, 2002, compared to the same periods of 2001. The decreased interest income from other investments is primarily due to a lower weighted average yield to 1.61% from 3.51% for the three months and to 1.58% from 4.45% for the nine months ended September 30, 2002 and 2001, respectively, due to the unprecedented low interest rate environment. The average balance of these investments increased $594,000 and $520,000 during the three and nine months ended September 30, 2002, compared to the same periods of 2001.

Interest Expense: Total interest expense for the three and nine months ended September 30, 2002 decreased $557,000 and $1,686,000, respectively, from the same periods of 2001. The decrease in interest expense was primarily due to $567,000 and $1,635,000 decreases in the cost of deposits for the three and nine months ended September 30, 2002, compared to the same in 2001. The average balance of deposits increased $13,143,000 and $15,107,000 during the three and nine months ended September 30, 2002, compared to the same periods of 2001, due to normal deposit growth. The weighted average cost of deposits decreased to 3.47% from 4.87% during the three months and decreased to 3.63% from 5.05% during the nine months ended September 30, 2002 and 2001, respectively. The decreased cost of funds is attributed to declining market rates of interest.

Interest paid on borrowings increased $10,000 and decreased $51,000 during the three and nine months ended September 30, 2002, compared to the same period of 2001. The Company repaid all advances from the Federal Home Loan Bank on February 28, 2001. The only outstanding borrowed funds consist of securities sold under agreement to repurchase. The average balance of borrowed funds increased $2,286,000 during the three months and decreased $237,000 during the nine months ended September 30, 2002, compared to the same periods of 2001. The cost of these funds decreased to 2.04% from 2.98% for the three months and decreased to 1.86% from 5.36% for the nine months ended September 30, 2002 and 2001, respectively.

Provision for Loan Losses: The provision for loan losses is determined by management as the amount needed to replenish the allowance for loan losses, after net charge-offs have been deducted, to a level considered adequate to absorb inherent losses in the loan portfolio, in accordance with accounting principles generally accepted in the United States of America.

The Company recorded a $1,300,000 provision for loan losses during the third quarter of 2002. The provision was made to bring the allowance for loan losses to a level deemed adequate following management's evaluation of the repayment capacity and collateral protection afforded by each problem credit identified by management. This review also considered the current economic downturn, which has resulted in increased bankruptcies and foreclosures in the Company's market area, which have further contributed to the recent increases in delinquencies and charge-offs. With the help of an outside consultant, management is currently reviewing all of its lending policies and procedures, as well as staffing levels, in order to strengthen collection and underwriting practices. The Company's officer loan committee is meeting on a daily basis to address these issues and attempt to prevent any deterioration in asset quality.

The provision for loan losses increased $1,080,000 and $1,170,000 for the three and nine months ended September 30, 2002 compared to the same periods of 2001. The allowance for loan losses increased to $2,126,000 at September 30, 2002 from $1,107,000 at December 31, 2001. The increase in the allowance is the result of the provision for loan losses exceeding net charge-offs. Net charge-offs decreased to $257,000 during the third quarter of 2002 from the $428,000 recognized during the third quarter of 2001. Net charge-offs increased to $656,000 during the first nine months of 2002 compared to net charge-offs of $536,000 during the first nine months of 2001. The increased charge-offs reflect the current economic conditions and changing mix of the loan portfolio with a continued emphasis on consumer loans, which typically involve greater risk than residential lending. Also contributing to the increase are the charge-offs totalling $188,000 during the first nine months of 2002 attributed to a former loan officer and identified during the investigation of loan irregularities. The level of nonperforming loans decreased to $3,884,000, or 2.61% of net loans, at September 30, 2002, from $4,092,000, or 2.57% of net loans, at September 30, 2001. The volume of loans identified by management on the Company's problem loan list increased to $4,305,000, or 2.90% of net loans, at September 30, 2002 from $3,024,000, or 1.90% of net loans, at September 30, 2001.

The allowance for loan losses is maintained to absorb potential losses inherent in the loan portfolio. The balance of the allowance is based on ongoing, quarterly assessments of the probable estimated losses in the loan portfolio. The Company's methodology for assessing the appropriateness of the allowance consists of applying several methods to identified problem loan and portfolio segments. The allowance for loan losses is calculated by estimating the exposure on identified problem loans and applying loss factors to the remainder of the portfolio based upon an internal risk grade of such loans or pools of loans. Changes in risk grades of both performing and nonperforming loans affect the amount of the allowance. Loss factors are based primarily on historical loss experience over the past three years, and may be adjusted for other significant conditions that, in management's judgement, affect the collectability of the loan portfolio.

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

Other Income: Total other income increased $251,000 and $370,000 during the three and nine months ended September 30, 2002, compared to the same periods of 2001. The increase in other income is primarily due to increases in gains on the sale of securities of $172,000 and $279,000 during the comparative periods. Approximately $17.1 million of available-for-sale securities have been sold during 2002 in anticipation of potential calls and to realize gains. Brokerage commissions increased $58,000 and $76,000 during the three and nine months ended September 30, 2002, compared to the same periods in 2001. Loan servicing fees were $10,000 and $38,000 higher during the three and nine months ended September 30, 2002 compared to 2001, due to a larger volume of loans serviced for Freddie Mac.

Other Expenses: Total other expenses decreased $1,508,000 and $3,052,000 during the three and nine months ended September 30, 2002 compared to the comparative three and nine months ended September 30, 2001. The decrease in other expenses is primarily due to the decreases of $1,575,000 and $3,136,000 in the nonrecurring expense related to the loan defalcation realized during the three and nine months ended September 30, 2002, as compared to the same periods of 2001. The remaining changes in other expenses for the third quarter of 2002 compared to 2001 were increases of $50,000 in salaries and $42,000 in real estate owned expenses partially offset by decreases of $37,000 in amortization of intangible assets and $15,000 in occupancy expenses. Changes for the nine months ended September 30, 2002 compared to the comparative period in 2001 include increases of $128,000 in salaries and $73,000 in other real estate owned expenses offset by decreases of $111,000 in amortization of intangible assets and $63,000 in occupancy expenses.

Income Taxes: The provision for income taxes increased $627,000 and $1,152,000 during the three and nine months ended September 30, 2002, compared to the same periods of 2001. The increase is directly attributable to the increase in net income of $44,000 and $890,000 for the three and nine months ended September 30, 2002, compared to the same periods of 2001.

Liquidity and Capital Resources: The Company's most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company's operating, financing, and investing activities. At September 30, 2002 and December 31, 2001, cash and cash equivalents totalled $10,537,000 and $13,397,000, respectively. The Company's primary sources of funds include principal and interest repayments on loans (both scheduled and prepayments), maturities of investment securities and principal repayments from mortgage-backed securities (both scheduled and prepayments). During the past twelve months, the most significant sources of funds have been deposit growth and loan sales to the secondary market. These funds have been used for new loan originations and the purchase of investment securities.

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

Liquidity management is both a short-term and long-term responsibility of management. The Company adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected purchases of investment and mortgage-backed securities, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) liquidity of its asset-liability management program. Excess liquidity is generally invested in interest-earning overnight deposits and other short-term U.S. Agency obligations. If the Company requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB. The Company may borrow from the FHLB under a blanket agreement, which assigns all investments in FHLB stock as well as qualifying first mortgage loans equal to 150% of the outstanding balance as collateral to secure the amounts borrowed. This borrowing arrangement is limited to a maximum of 30% of the Company's total assets or twenty times the balance of FHLB stock held by the Company. At September 30, 2002, the Company had no outstanding advances and approximately $25,300,000 available to it under the above-mentioned borrowing arrangement.

The Company maintains minimum levels of liquid assets as established by the Board of Directors. The Company's year-to-date liquidity ratios at September 30, 2002 and December 31, 2001 were 30.0% and 23.2%, respectively. This ratio represents the volume of short-term liquid assets as a percentage of net deposits and borrowings due within one year.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments. At September 30, 2002, the Company has outstanding commitments to originate loans of approximately $27,300,000, including $12,100,000 committed for sale in the secondary market. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined). Management believes, at September 30, 2002, that the Bank meets all its capital adequacy requirements.

Under Illinois law, Illinois-chartered savings banks are required to maintain a minimum core capital to total assets ratio of 3%. The Illinois Commissioner of Savings and Residential Finance (the Commissioner) is authorized to require a savings bank to maintain a higher minimum capital level if the Commissioner determines that the savings bank's financial condition or history, management or earnings prospects are not adequate. If a savings bank's core capital ratio falls below the required level, the Commissioner may direct the savings bank to adhere to a specific written plan established by the Commissioner to correct the savings bank's capital deficiency, as well as a number of other restrictions on the savings bank's operations, including a prohibition on the declaration of dividends by the savings bank's board of directors. At September 30, 2002, the Bank's core capital ratio was 6.61% of total average assets, which exceeded the required amount.

The Bank is also required to maintain regulatory capital requirements imposed by the Federal Deposit Insurance Corporation. The Bank `s actual ratios at September 30, 2002 and the required minimums to be considered adequately capitalized are shown in the table below. In order to be considered well-capitalized, the Bank must maintain: (i) Tier 1 Capital to Average Assets of 5.0%, (ii) Tier 1 Capital to Risk-Weighted Assets of 6.0%, and (iii) Total Capital to Risk-Weighted Assets of 10.0%.

                                           To Be Well-     Minimum
                                           Capitalized     Required     Actual

Tier 1 Capital to Average Assets               5.00%          4.00%       6.61%
Tier 1 Capital to Risk-Weighted Assets         6.00%          4.00%       9.95%
Total Capital to Risk-Weighted Assets         10.00%          8.00%      11.20%


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


              Consolidated Average Balance Sheet and Interest Rates
                             (dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------------
                                          -----------------------------------------------------------------------------------
                                                                   Three Months Ended September 30,
                                          -----------------------------------------------------------------------------------
                                          ----------------------------------------- -----------------------------------------
                                                            2002                                      2001
                                          ----------------------------------------- -----------------------------------------
                                              Average                                   Average
                                              Balance       Interest   Yield/Cost       Balance       Interest   Yield/Cost
                                          ----------------------------------------- -----------------------------------------

Interest-earnings assets:
  Loans                                    $   153,117     $   2,940      7.68%      $   166,190    $     3,641     8.76%
  Investment securities                         57,802           753      5.22%           29,820            539     7.24%
  Mortgage-backed securities                     3,178            48      5.99%            4,936             86     6.93%
  Other                                          9,436            39      1.61%            8,842             78     3.51%
                                           -----------     ---------     -----       -----------     ----------    -----
    Total interest-earning assets              223,533         3,780      6.76%          209,788          4,344     8.28%

Non-interest earnings assets                    20,574                                    17,409
                                           -----------                               -----------
      Total assets                         $   244,107                               $   227,197
                                           ===========                               ===========
Interest-bearing liabilities:
  Deposits                                 $   208,020    $    1,804      3.47%      $   194,877          2,371      4.87%
  Short-term borrowings                          3,154            16      2.04%              868              6      2.98%
                                           -----------    ----------     -----       -----------      ---------     -----
    Total interest-bearing liabilities         211,174         1,820      3.45%          195,745          2,377      4.86%

Non-interest bearing liabilities                13,492                                    11,180
Stockholders' equity                            19,441                                    20,272
                                           -----------                               -----------
    Total liabilities/stockholders'
      equity                               $   244,107                               $   227,197
                                           ===========                               ===========
Net interest income                                       $    1,960                 $     1,967
                                                          ==========                 ===========
Interest rate spread (average yield earned
  minus average average rate paid)                                        3.35%                                      3.42%
                                                                         =====                                      =====

Net interest margin (net interest income
  divided by average interst-earning assets)                              3.51%                                      3.75%
                                                                         =====                                      =====



                    Analysis of Volume and Rate Changes
                              (in thousands)
----------------------------------------------------------------------------
----------------------------------------------------------------------------
                     Three Months Ended September 30,
----------------------------------------------------------------------------
                                             2002 Compared to 2001
                                           Increase(Decrease) Due to
                                    ----------------------------------------
                                        Rate        Volume         Net
                                    ----------------------------------------

Interest-earnings assets:
  Loans                              $ (428)      $ (273)       $ (701)
  Investment securities                (183)         397           214
  Mortgage-backed securities            (10)         (28)          (38)
  Other                                 (45)           6           (39)
                                     ------       ------        ------
      Total net change in income on
        interest-earning assets        (666)         102          (564)
                                     ------       ------        ------
Interest-bearing liabilities:
  Deposits                              (718)        151          (567)
  Other borrowings                        (2)         12            10
      Total net change in expense on
        interest-bearing liabilities    (720)        163          (557)

Net change in net interest income         54         (61)           (7)



              Consolidated Average Balance Sheet and Interest Rates
                             (dollars in thousands)
---------------------------------------------------------------------------------------------------------------------
                                          --------------------------------------------------------------------------
                                                               Nine Months Ended September 30,
                                          ---------------------------------------------------------------------------
                                          --------------------------------------------------------------------------
                                                          2002                                 2001
                                          ---------------------------------------------------------------------------
                                            Average                              Average
                                            Balance     Interest   Yield/Cost    Balance     Interest    Yield/Cost
                                          ---------------------------------------------------------------------------

Interest-earnings assets:
  Loans                                    $154,412     $ 8,972       7.75%     $170,146    $ 11,156       8.74%
  Investment securities                      53,052       2,222       5.58%       24,677       1,593       8.61%
  Mortgage-backed securities                  3,557         166       6.22%        5,670         308       7.24%
  Other                                      10,114         120       1.58%        9,594         320       4.45%
                                           --------     -------      -----      --------     -------      -----
      Total interest-earning assets         221,135      11,480       6.92%      210,087      13,377       8.49%

Non-interest earnings assets                 19,981                               18,241
                                           --------                             --------
      Total assets                         $241,116                             $228,328
                                           ========                             ========
Interest-bearing liabilities:
  Deposits                                 $207,037     $ 5,637       3.63%     $191,930     $ 7,272       5.05%
  Short-term borrowings                       1,579          22       1.86%        1,816          73       5.36%
                                           --------     -------      -----      --------     -------      -----
      Total interest-bearing liabilities    208,616       5,659       3.62%      193,746       7,345       5.05%

Non-interest bearing liabilities             13,160                               13,990
Stockholders' equity                         19,340                               20,592
                                           --------                             --------
      Total liabilities/stockholders'
        equity                             $241,116                             $228,328
                                           ========                             ========
Net interest income                                     $ 5,821                              $ 6,032
                                                        -------                              -------
Interest rate spread (average yield earned
  minus average rate paid)                                             3.31%                                3.44%
                                                                      =====                                =====
Net interest margin (net interest income
  divdied by average interst-earning assets)                           3.51%                                3.83%
                                                                      =====                                =====





                    Analysis of Volume and Rate Changes
                              (in thousands)
----------------------------------------------------------------------------
----------------------------------------------------------------------------
                      Nine Months Ended September 30,
----------------------------------------------------------------------------
                                             2002 Compared to 2001
                                           Increase(Decrease) Due to
                                    ----------------------------------------
                                        Rate        Volume         Net
                                    ----------------------------------------

Interest-earnings assets:
  Loans                              $ (1,205)    $  (979)     $ (2,184)
  Investment securities                  (710)      1,339           629
  Mortgage-backed securities              (39)       (103)         (142)
  Other                                  (217)         17          (200)
                                     --------     -------      --------
      Total net change in income on
        interest-earning assets        (2,171)        274        (1,897)
                                     --------     -------      --------
Interest-bearing liabilities:
  Deposits                             (2,173)        538        (1,635)
  Other borrowings                        (42)         (9)          (51)
                                     --------     -------      --------
      Total net change in expense on
        interest-bearing liabilities   (2,215)        529        (1,686)

Net change in net interest income    $     44     $  (255)     $   (211)
                                     ========     =======      ========


JACKSONVILLE BANCORP, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

The Company's policy in recent years has been to reduce its exposure to interest rate risk by better matching the maturities of its interest rate sensitive assets and liabilities, selling its long-term fixed-rate residential mortgage loans with terms of fifteen years or more to Freddie Mac, originating adjustable rate loans, balloon loans with maturities ranging from three to five years, and originating consumer, commercial, and agricultural loans which typically are for a shorter duration and at higher rates of interest than one-to-four family loans. The Company also maintains a portfolio of mortgage-backed securities, virtually all of which have adjustable interest rates. The remaining investment portfolio has been laddered to better match the interest-bearing liabilities. With respect to liabilities, the Company has attempted to increase its savings and transaction deposit accounts, which management believes are more resistant to changes in interest rates than certificate accounts. The Board of Directors appoints the Asset Liability Management Committee, which is responsible for reviewing the Company's asset and liability policies. The Committee meets quarterly to review interest rate risk and trends, as well as liquidity, capital ratios, and requirements. The Board's policy establishes a goal for the cumulative gap ratio within 15% for the one and three-year time frames. However, the policy is meant to be flexible and allow the Committee to exceed these limits to deal with rapidly changing conditions, such as the recent declines in market interest rates. The following table illustrates the Company's estimated interest rate sensitivity and cumulative gap positions as calculated as of September 30, 2002.


                                                           Time to Maturity or
                                                                Repricing
                                   < 1 Year    1-3 Years      3-5 Years    > 5 Years      Total
                                 -----------------------------------------------------------------
                                                           (Dollars in Thousands)
Rate Sensitive Assets:
  Net loans (1)                    $ 44,848    $ 65,725        $ 20,829     $  15,780     $147,182

  Loans held for sale                 4,008         -               -            -           4,008
  Mortgage-backed securities          3,051           7              30          -           3,088
  Investment securities               8,496        4,736          9,953        41,645       64,830
  Federal funds sold                  2,000         -               -            -           2,000
  Interest bearing deposits           5,389         -               -            -           5,389
                                   --------     --------       --------      --------     --------
              Total                $ 67,792     $ 70,468       $ 30,812      $ 57,425     $226,497
                                   ========     ========       ========      ========     ========
Rate Sensitive Liabilities
  NOW and MMDA                        3,360        6,721          6,721        16,807       33,609
  Savings                             2,520        5,040          5,040        12,600       25,200
  Time deposits                     109,200       37,704          3,735          -         150,639
  Repurchase agreements               3,758         -               -            -           3,758
              Total                $118,838     $ 49,465       $ 15,496      $ 29,407     $213,206

Cumulative Gap (RSA-RSL)           $(51,046)    $(30,043)      $(14,727)     $ 13,291     $ 13,291
                                 =================================================================

Cum. Gap / Total Assets              -20.59%      -12.12%         -5.94%        5.36%
                                 ===========================================================
(1) Excludes nonaccrual loans


JACKSONVILLE BANCORP, INC.

CONTROLS AND PROCEDURES
--------------------------------------------------------------------------------

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days prior to filing date of this report, that the Company's disclosure controls and procedures (as defined by the Securities Exchange Act Rules 13a-14(c) and 15d-14(c)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions' rules and forms.

CHANGES IN INTERNAL CONTROLS

There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of the foregoing evaluation.

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

                  None.

Item 3.           Defaults Upon Senior Securities

                  None.

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

                  None.

Item 5.           Other Information

                  None.

Item 6.           Exhibits

                  99.1  Section 906 Certification

                  Reports on Form 8-K

                  None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           JACKSONVILLE BANCORP, INC.
                                           Registrant

Date: November 12, 2002                    /s/ Richard A. Foss
                                           -------------------------------------
                                           Richard A. Foss
                                           President and Chief Executive Officer



Date: November 12, 2002                     /s/ Diana S. Tone
                                           -------------------------------------
                                           Diana S. Tone
                                           Chief Financial Officer

                    Certification of Chief Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, Richard A. Foss, President and Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Jacksonville Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002                    /s/ Richard A. Foss
                                           -------------------------------------
                                           Richard A. Foss
                                           President and Chief Executive Officer

                    Certification of Chief Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, Diana S. Tone, Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Jacksonville Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002                     /s/ Diana S. Tone
                                           -------------------------------------
                                           Diana S. Tone
                                           Chief Financial Officer

                                    EXHIBITS

                                                                  Exhibit 99.1

                            Certification pursuant to
                             18 U.S.C. Section 1350,
                             as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



Richard A. Foss, President and Chief Executive Officer, and Diana S. Tone, Chief Financial Officer of Jacksonville Bancorp, Inc. (the "Company"), each certify in his/her capacity as an officer of the Company that he/she has reviewed the Quarterly Report of the Company on Form 10-Q for the quarter ended September 30, 2002 and that to the best of his/her knowledge:

1. the report fully complies with the requirements of Sections 13(a) of the Securities Exchange Act of 1934; and

2. the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

The purpose of this statement is solely to comply with Title 18, Chapter 63,
Section 1350 of the United States Code, as amended by Section 906 of the Sarbanes-Oxley Act of 2002.


Date: November 12, 2002                    /s/ Richard A. Foss
                                           -------------------------------------
                                           Richard A. Foss
                                           President and Chief Executive Officer



Date: November 12, 2002                     /s/ Diana S. Tone
                                           -------------------------------------
                                           Diana S. Tone
                                           Chief Financial Officer