Form 10-K
period 2002-12-31
JACKSONVILLE BANCORP INC
filed 2003-03-28
CIK 1172097

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

      For the transaction period from ________________ to _________________

                        Commission File Number: 000-49792

                           JACKSONVILLE BANCORP, INC.
                       ----------------------------------

             FEDERAL                                        33-1002258
----------------------------------                    ----------------------
(State or Other Jurisdiction                             (I.R.S. Employer
 of Incorporation or Organization)                    Identification Number)


  1211 WEST MORTON AVENUE, JACKSONVILLE, ILLINOIS                  62650
-----------------------------------------------------            ---------
           (Address of Principal Office)                          Zip Code

                                 (217) 245-4111
               ---------------------------------------------------
               (Registrant's Telephone Number including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      NONE
               ---------------------------------------------------

           Securities Registered Pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
               ---------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days.
YES   X     NO
     ---       ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

     Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES     NO  X
                                                                   ---    ---

     As of March 10, 2003, there were 1,921,304 shares issued and outstanding of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of the Common Stock as of March 10, 2003 ($12.17) was $10.7 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Sections of Annual Report to Stockholders for the fiscal year ended December 31, 2002 (Parts II and IV).
2.   Proxy Statement for the 2003 Annual Meeting of Stockholders (Parts I and
     III).

                                     PART I

ITEM 1.   BUSINESS

GENERAL

     Jacksonville Bancorp, Inc. (the "Company") is a Federal corporation. On May 3, 2002, Jacksonville Savings Bank (the "Bank") completed its reorganization into the two-tier form of mutual holding company ownership. At that time each outstanding share of the Bank's common stock was converted into a share of the Company's common stock. The only significant asset of the Company is its investment in the Bank. The Company is majority owned by Jacksonville Bancorp, MHC, a Federal-chartered mutual holding company (the "Mutual Holding Company").

     The Bank is an Illinois-chartered savings bank headquartered in Jacksonville, Illinois. The Bank conducts its business from its main office and six branches, two of which are located in Jacksonville, one of which is located in Virden, Illinois, one of which is located in Chapin, Illinois, one of which is located in Concord, Illinois, and one of which is located in Litchfield, Illinois. The Bank was originally chartered in 1916 as a state-chartered savings and loan association and converted to a state-chartered savings bank in 1992. The Bank has been a member of the Federal Home Loan Bank System since 1932. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). At December 31, 2002, the Bank had total assets of $252.5 million, total deposits of $226.0 million, and stockholders' equity of $20.0 million.

     The Bank is a community-oriented savings bank engaged primarily in the business of attracting retail deposits from the general public in the Bank's market area and using such funds together with borrowings and funds from other sources to primarily originate mortgage loans secured by one- to four-family residential real estate and consumer loans. The Bank also originates commercial and agricultural real estate loans, multi-family real estate loans and commercial and agricultural business loans. Additionally, the Bank invests in mortgage-backed securities primarily issued or guaranteed by the United States Government or agencies thereof, and maintains a portion of its assets in liquid investments, such as overnight funds at the Federal Home Loan Bank ("FHLB").

     The Bank's principal sources of funds are deposits, FHLB advances, funds received from the repayment and prepayment of loans and mortgage-backed securities, on-going operations, and the sale or maturity of investment securities. Principal sources of income are interest income on residential, commercial and consumer loans, interest on investments, commissions and fees. The Bank's principal expenses are interest paid on deposits and employee compensation and benefits.

     The Bank operates an investment center at its main office. The investment center is operated through Financial Resources Group, the Bank's wholly-owned subsidiary. The investment center is not anticipated to have a material effect on the ability of the Bank to attract retail deposits.

     As a result of an internal audit of the Bank's lending operations, management became aware of irregularities in the processing, underwriting and servicing of loans at its Virden branch. The irregularities stemmed from actions taken by a loan officer that resulted in the misapplication of loan repayments. The Bank intends to pursue all means of recovery, and has taken all necessary steps to date to perfect its claims under its insurance policy. While management does not anticipate incurring additional significant losses as a result of the loan irregularities, there can be no assurance that additional losses are not incurred.

     The Bank's principal executive office is located at 1211 W. Morton, Jacksonville, Illinois, and its telephone number at that address is (217) 245-4111.

MARKET AREA AND COMPETITION

     The Bank is a community-oriented savings institution offering a range of retail banking services to residents of its market area. The Bank's market area is Morgan, Macoupin and Montgomery Counties, Illinois. Management believes that its offices are located in communities that can generally be characterized as stable residential communities of predominantly one- to four-family residences. The Bank's market for deposits is concentrated in the communities surrounding its main office and six branches. The Bank is the largest independent financial institution headquartered in its primary market area.

     The economy of the Bank's market area consists primarily of agriculture and related businesses, light industry and state and local government. The largest employers in the Bank's primary market area are Pactiv Corporation, Passavant Area Hospital, and the State of Illinois.

     The Bank faces significant competition in attracting deposits from commercial banks, other savings institutions and credit unions. The Bank faces additional competition for deposits from short-term money market funds, from other corporate and government securities funds and from other financial institutions such as brokerage firms and insurance companies. The Bank also faces significant competition in the origination of loans from savings institutions, mortgage banking companies, credit unions, insurance companies and commercial banks.

LENDING ACTIVITIES

     GENERAL. Historically, the principal lending activity of the Bank has been the origination of mortgage loans for the purpose of financing or refinancing one- to four-family residential properties in the Bank's local market areas. The Bank also emphasizes consumer lending, primarily the origination of home equity loans and loans secured by automobiles. At December 31, 2002, the Bank's loans receivable totaled $142.9 million, of which $43.9 million, or 30.7% consisted of one- to four-family residential mortgage loans. The remainder of the Bank's loans receivable at such date consisted of commercial and agricultural real estate loans (12.9%), multi-family residential loans (1.9%), commercial and agricultural business loans (22.0%), and consumer loans (34.1%). Of the amount included in consumer loans $31.2 million, or 21.8% of total loans consisted of home equity and home improvement loans.

     The Bank has managed to make its interest-earning assets more interest rate sensitive by, among other things, originating variable interest rate loans, such as ARM loans and balloon loans with terms ranging from three to five years, as well as medium-term consumer loans and commercial business loans, and by investing in adjustable-rate mortgage-backed securities. The ability of the Bank to originate ARM loans is substantially affected by market interest rates.

     The Bank actively originates fixed-rate residential mortgage loans secured by one- to four-family residential properties with terms up to 30 years. The Bank sells a significant portion of its one- to four-family fixed-rate residential mortgage loan originations directly to Freddie Mac. During the years ended December 31, 2002 and 2001, the Bank sold $86.1 million and $80.3 million of fixed-rate residential mortgage loans, respectively. Loans are generally sold without recourse and with servicing retained. At December 31, 2002 the Bank was servicing approximately $150.4 million in loans for which it received servicing income of approximately $361,000 for the year ended December 31, 2002. The Bank does not purchase whole loans.

ANALYSIS OF LOAN PORTFOLIO

     Set forth below are selected data relating to the composition of the Bank's loan portfolio, excluding loans held for sale, by type of loan as of the dates indicated.

                                                                              AT DECEMBER 31,
                                           -----------------------------------------------------------------------------------
                                                  2002                 2001                 2000                  1999
                                           ------------------  -------------------- -------------------- ---------------------
                                            AMOUNT   PERCENT    AMOUNT     PERCENT    AMOUNT     PERCENT   AMOUNT      PERCENT
                                           -------- ---------  ---------  --------- ---------  --------- ---------    --------
                                                                           (DOLLARS IN THOUSANDS)
Real estate loans:
  One-to four-family residential (1)..      43,883     30.7%   $ 46,473      29.8%  $ 48,418      28.1%  $ 41,634        29.4%
  Commercial and agricultural.........      18,421     12.9      18,297      11.7     18,596      10.8      8,334         5.9
  Multi-family residential............       2,678      1.9       2,566       1.6      2,690       1.6      2,150         1.5
                                           -------- ---------  ---------  --------- ---------  --------- ---------    --------
    Total real estate loans...........      64,982     45.5      67,336      43.1     69,704      40.5     52,118        36.8
                                           -------- ---------  ---------  --------- ---------  --------- ---------    --------
Commercial agricultural business
  loans (1)...........................      31,502     22.0      30,582      19.6     31,767      18.4     23,145        16.3
                                           -------- ---------  ---------  --------- ---------  --------- ---------    --------
Consumer loans :
  Home equity/Home improvement........      31,181     21.8      38,590      24.7     45,816      26.6     40,965        28.9
  Automobile..........................      10,491      7.3      12,966       8.3     15,452       9.0     15,631        11.0
  Other...............................       7,127      5.0       8,255       5.2     11,056       6.4     10,735         7.6
                                           -------- ---------  ---------  --------- ---------  --------- ---------    --------
    Total consumer loans..............      48,799     34.1      59,811      38.2     72,324      42.0     67,331        47.5
                                           -------- ---------  ---------  --------- ---------  --------- ---------    --------
      Total loans receivable..........     145,283    101.6     157,729     100.9    173,795     100.9    142,594       100.6

Less:
  Unearned discount and deferred loan          281      0.2         342       0.2        408       0.2         62          --
fees, net.............................
  Allowance for loan losses...........       2,073      1.4       1,107       0.7      1,206       0.7        827         0.6
                                           -------- ---------  ---------  --------- ---------  --------- ---------    --------
    Total loans receivable, net.......     142,929    100.0%   $156,280     100.0%  $172,181     100.0%  $141,705       100.0%
                                           ======== =========  =========  ========= =========  ========= =========    ========

                                          ---------------------
                                                   1998
                                          ---------------------
                                            AMOUNT     PERCENT
                                          ----------  ---------
Real estate loans:
  One-to four-family residential (1)..     $ 41,950     32.6%
  Commercial and agricultural.........        8,352      6.5
  Multi-family residential............        2,111      1.6
                                          ----------  ---------
    Total real estate loans...........       52,413     40.7
                                          ----------  ---------
Commercial agricultural business
  loans (1)...........................       17,471     13.6
                                          ----------  ---------
Consumer loans :
  Home equity/Home improvement........       35,499     27.6
  Automobile..........................       13,862     10.8
  Other...............................       10,268      7.9
                                          ----------  ---------
    Total consumer loans..............       59,629     46.3
                                          ----------  ---------
      Total loans receivable..........      129,513    100.6

Less:
  Unearned discount and deferred loan            39       --
fees, net.............................
  Allowance for loan losses...........          801      0.6
                                          ----------  ---------
    Total loans receivable, net.......     $128,673    100.0%
                                          ==========  =========

---------------------------------
(1) Includes a portion of real estate construction loans.

     ONE- TO FOUR-FAMILY MORTGAGE LOANS. The Bank's primary lending activity is the origination of one- to four-family, owner-occupied, residential mortgage loans secured by property located in the Bank's market area. Loans are generated through the Bank's marketing efforts, its existing customers and referrals, real estate brokers, builders and local businesses. The Bank generally has limited its real estate loan originations to the financing of properties located within its market area. At December 31, 2002, the Bank had $43.9 million, or 30.7% of its total loan portfolio, invested in mortgage loans secured by one- to four-family residences.

     The Bank originates for resale to Freddie Mac fixed-rate residential one- to four-family loans with terms of 15 years or more. The Bank's fixed-rate mortgage loans amortize monthly with principal and interest due each month. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option. The Bank offers fixed-rate one- to four-family mortgage loans with terms of up to 30 years.

     The Bank currently offers ARM loans for terms ranging up to 30 years. The Bank generally offers ARM loans that adjust every year from the date of origination, with interest rate adjustment limitations up to two percentage points per year and with a cap of up to six percentage points on total interest rate increases over the life of the loan. In a rising interest rate environment, such rate limitations may prevent ARM loans from repricing to market interest rates, which would have an adverse effect on net interest income. The Bank has used different interest indices for ARM loans in the past, and primarily uses the one-year Constant Maturity Treasury Index. ARM loans secured by residential one- to four-family real estate totaled $8.6 million, or 19.6% of the Bank's total one- to four-family residential real estate loans receivable at December 31, 2002. The origination of fixed-rate mortgage loans versus ARM loans is monitored on an ongoing basis and is affected significantly by the level of market interest rates, customer preference, the Bank's interest rate gap position and loan products offered by the Bank's competitors. Particularly in a relatively low interest rate environment, borrowers may prefer fixed-rate loans to ARM loans. During 2002, the Bank originated $87.0 million of fixed-rate residential mortgage loans and $12.5 million of ARM and balloon loans.

     The primary purpose of offering ARM loans is to make the Bank's loan portfolio more interest rate sensitive. However, as the interest income earned on ARM loans varies with prevailing interest rates, such loans do not offer the Bank predictable cash flows as would long-term, fixed-rate loans. ARM loans carry increased credit risk associated with potentially higher monthly payments by borrowers as general market interest rates increase. It is possible, therefore, during periods of rising interest rates, that the risk of delinquencies and defaults on ARM loans may increase due to the upward adjustment of interest costs to the borrower, resulting in increased loan losses.

     The Bank's residential first mortgage loans customarily include due-on-sale clauses, which are provisions giving the Bank the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells or otherwise disposes of the underlying real property serving as security for the loan. Due-on-sale clauses are a means of imposing assumption fees and increasing the interest rate on the Bank's mortgage portfolio during periods of rising interest rates.

     When underwriting residential real estate loans, the Bank reviews and verifies each loan applicant's income and credit history. Management believes that stability of income and past credit history are integral parts in the underwriting process. Generally, the applicant's total monthly mortgage payment, including all escrow amounts, is limited to 28% of the applicant's total monthly income. In addition, total monthly obligations of the applicant, including mortgage payments, should not generally exceed 36% of total monthly income. Written appraisals are generally required on real estate property offered to secure an applicant's loan. For real estate loans with loan to value ("LTV") ratios of between 80% and 95%, the Bank requires private mortgage insurance. The Bank requires fire and casualty insurance on all properties securing real estate loans. The Bank may require title insurance, or an attorney's title opinion, as circumstances warrant.

     COMMERCIAL AND AGRICULTURAL REAL ESTATE AND MULTI-FAMILY RESIDENTIAL REAL ESTATE LOANS. The Bank originates commercial and agricultural real estate and multi-family residential real estate loans. At December 31, 2002, $18.4 million, or 12.9%, of the Bank's total loan portfolio consisted of commercial and agricultural real estate loans and $2.7 million, or 1.9%, consisted of multi-family real estate loans. The Bank's commercial and agricultural real estate loans are secured primarily by improved properties such as retail facilities and office buildings, farms, churches and other non-residential buildings. At December 31, 2002, the Bank's commercial real estate loan portfolio included $1.8 million in loans secured by hotels, $600,000 in loans secured by restaurants, $6.3 million in loans secured by land, and $9.7 million in loans secured by other commercial properties. The maximum LTV ratio for commercial real estate loans originated by the Bank is 80%. During the year ended December 31, 2002, the Bank originated $5.5 million in commercial and agricultural real estate loans. The largest commercial real estate loan had a principal balance of $1.8 million, all of which was secured by a local hotel. At December 31, 2002, the largest multi-family residential real estate loan had a principal balance of $269,000.

     The underwriting standards employed by the Bank for commercial and agricultural real estate and multi-family residential real estate loans include a determination on the applicant's credit history and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan. The income approach is primarily utilized to determine whether income generated from the applicant's business or real estate offered as collateral is adequate to repay the loan. The value of the real estate offered as collateral is reviewed by the Bank in relation to the proposed loan amount. Generally, the loan amount cannot be greater than 80% of the value of the real estate. Written appraisals are usually obtained by the Bank from either licensed or certified appraisers on all multi-family, commercial, and agricultural real estate loans. The Bank assesses the creditworthiness of the applicant by reviewing a credit report, financial statements and tax returns of the applicant, as well as obtaining other public records regarding the applicant.

     Loans secured by commercial, agricultural, and multi-family real estate generally involve a greater degree of credit risk than one- to four-family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the effects of general economic conditions on income producing properties and the successful operation or management of the properties securing the loans. Furthermore, the repayment of loans secured by commercial, agricultural, and multi-family real estate is typically dependent upon the successful operation of the related business and real estate property. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired.

     COMMERCIAL AND AGRICULTURAL BUSINESS LOANS. The Bank originates commercial and agricultural business loans to borrowers located in its market area which are secured by collateral other than real estate or which can be unsecured. Such business loans are generally secured by equipment and inventory and generally are offered with adjustable rates and various terms of maturity. The Bank will originate unsecured business loans in those instances where the applicant's financial strength and creditworthiness has been established. Commercial and agricultural business loans generally bear higher interest rates than residential loans, but they also may involve a higher risk of default since their repayment is generally dependent on the successful operation of the borrower's business. The Bank generally obtains personal guarantees from the borrower or a third party as a condition to originating its business loans. Commercial and agricultural business loans totaled $31.5 million, or 22.0%, of the Bank's total loan portfolio at December 31, 2002. The Bank has increased its level of business loan originations in response to customer demand. During the year ended December 31, 2002, the Bank originated $22.8 million in commercial and agricultural business loans. At that date, the Bank's largest commercial business loan had a principal balance of $1.2 million, and was secured by aircraft. This loan was performing in accordance with its terms at December 31, 2002.

     The underwriting standards used by the Bank for commercial and agricultural business loans include a determination of the applicant's ability to meet existing obligations and payments on the proposed loan from normal cash flows generated in the applicant's business. The financial strength of each applicant also is assessed through review of financial statements and tax returns provided by the applicant. The creditworthiness of an applicant is derived from a review of credit reports as well as a search of public records. Once originated, business loans are reviewed periodically by the Bank. Financial statements are requested at least annually and are reviewed by the Bank for substantial deviations or changes that might affect repayment of the loan. Loan officers of the Bank also visit the premises of borrowers to observe the business premises, facilities, and personnel and to inspect the pledged collateral. Underwriting standards for business loans are different for each type of loan depending on the financial strength of the applicant and the value of collateral offered as security.

     CONSUMER LOANS. As of December 31, 2002, consumer loans totaled $48.8 million, or 34.1%, of the Bank's total loan portfolio. The principal types of consumer loans offered by the Bank are home equity loans and automobile loans. Consumer loans generally are offered on a fixed-rate basis. The largest category of consumer loans in the Bank's portfolio consists of home equity loans. At December 31, 2002, home equity and home improvement loans totaled $31.2 million, or 21.8%, of the Bank's total loan portfolio. The Bank's home equity loans are generally secured by the borrower's principal residence. The maximum amount of a home equity line of credit is generally 90% of the appraised value of a borrower's real estate collateral less the amount of any prior mortgages or related liabilities. Home equity loans are approved with both fixed and adjustable interest rates which are determined by the Bank based upon market conditions. Such loans may be fully amortized over the life of the loan or have a balloon feature. The Bank's home equity loans are generally approved at rates at least 100 basis points higher than rates offered on first mortgage loans. The maximum term for home equity loans is 10 years.

     The second largest category of consumer loans in the Bank's portfolio consists of loans secured by automobiles. At December 31, 2002, consumer loans secured by automobiles totaled $10.5 million, or 7.3%, of the Bank's total loan portfolio. Automobile loans are offered with maturities of up to 60 months for new automobiles. Loans secured by used automobiles will have maximum terms which vary depending upon the age of the automobile. The Bank generally makes automobile loans with a LTV ratio below 90%, although in the case of a new car loan the LTV ratio may be greater or less depending on the borrower's credit history, debt to income ratio, home ownership and other banking relationships with the Bank.

     Consumer loans entail greater risks than one- to four-family residential mortgage loans, particularly consumer loans secured by rapidly depreciating assets such as automobiles or loans that are unsecured. In such cases, collateral repossessed after a default may not provide an adequate source of repayment of the outstanding loan balance because of damage, loss or depreciation. Further, consumer loan payments are dependent on the borrower's continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Such events would increase the Bank's risk of loss on unsecured loans. Finally, the application of various Federal and state laws, including Federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the event of a default. At December 31, 2002, consumer loans 90 days or more delinquent totaled $2.3 million, or 4.7%, of the Bank's total consumer loans.

     The underwriting standards employed by the Bank for consumer loans include a determination of the applicant's credit history and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan. The stability of the applicant's monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income. The Bank also considers the length of employment with the borrower's present employer as well as the amount of time the borrower has lived in the local area. Creditworthiness of the applicant is of primary consideration; however, the underwriting process also includes a comparison of the value of the collateral in relation to the proposed loan amount. Of this amount, over 50% is secured by one-to-four family real estate, upon which a material loss is not expected to be realized. The two largest loans in this category total $381,000 and are secured by first mortgages on residential real estate. No assurance can be given, however, that the Bank's delinquency rate or loss experience on consumer loans will not increase in the future.

     LOAN MATURITY SCHEDULE. The following table sets forth certain information at December 31, 2002 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdraft loans are reported as due in one year or less.

                                                             OVER 1
                                                WITHIN       YEAR TO       BEYOND
                                                1 YEAR       5 YEARS       5 YEARS      TOTAL
                                                ------       -------       -------      -----
                                                                (IN THOUSANDS)
Real estate loans:
  One-to four-family real estate......        $   4,445     $  22,133    $  17,305    $  43,883
  Commercial and agricultural real estate           614         3,767       14,040       18,421
  Multi-family residential............              445         1,695          538        2,678
Commercial and agricultural business loans       11,996        17,398        2,108       31,502
Consumer Loans:
  Home equity/Home improvement........            7,263        21,673        2,245       31,181
  Automobile..........................            1,347         8,878          266       10,491
  Other...............................            3,048         3,642          437        7,127
                                              ---------     ---------    ---------    ---------
Total.................................        $  29,158     $  79,186    $  36,939    $ 145,283
                                              =========     =========    =========    =========

     The following table sets forth at December 31, 2002, the dollar amount of all fixed-rate and adjustable-rate loans. At December 31, 2002, fixed-rate loans include $35.9 million in fixed-rate balloon payment loans with original maturities of five years or less. The total dollar amount of fixed-rate loans and adjustable-rate loans due after December 31, 2003, was $104.9 million and $11.2 million, respectively.

                                                            FIXED          ADJUSTABLE        TOTAL
                                                            -----          ----------        -----
                                                                        (IN THOUSANDS)
Real estate loans:
  One- to four-family real estate.............            $  35,277        $   8,606      $  43,883
  Commercial and agricultural real estate.....                8,002           10,419         18,421
  Multi-family real estate                                    2,312              366          2,678
Commercial and agricultural business loans....               28,045            3,457         31,502
Consumer loans:
  Home equity/Home improvement................               31,171               10         31,181
  Automobile..................................               10,491               --         10,491
  Other.......................................                7,036               91          7,127
                                                          ---------        ---------      ---------
Total.........................................            $ 122,334        $  22,949      $ 145,283
                                                          =========        =========      =========

     LOAN ORIGINATION, SOLICITATION AND PROCESSING. Loan originations are derived from a number of sources such as real estate broker referrals, existing customers, borrowers, builders, attorneys and walk-in customers. Upon receipt of a loan application, a credit report is made to verify specific information relating to the applicant's employment, income, and credit standing. In the case of a real estate loan, an appraisal of the real estate intended to secure the proposed loan is undertaken by an independent appraiser approved by the Bank. A loan application file is first reviewed by a loan officer in the Bank's loan department who checks applications for accuracy and completeness, and verifies the information provided. The financial resources of the borrower and the borrower's credit history, as well as the collateral securing the loan, are considered an integral part of each risk evaluation prior to approval. The Board has established individual lending authorities for each loan officer by loan type. These limits are based upon length of service at the Bank and the individual loan officer's lending experience. Loans over an individual officer's lending limits must be approved by the officers' loan committee consisting of Chairman, president and all lending officers and, which meets daily and has lending authority up to $300,000 depending on the type of loan. Loans with a principal balance over this limit, up to $500,000, must be approved by the directors' loan committee, which meets weekly and consists of Chairman, president and at least two outside directors, plus all lending officers as non-voting members. The Board of Directors approves all loans with a principal balance over $500,000. The Board of Directors ratifies all loans made by the Bank. Fire and casualty insurance are required at the time the loan is made and throughout the term of the loan. Once the loan is approved, the applicant is informed and a closing date is scheduled. The Bank typically funds its loan commitments within 30 days.

     If the loan is approved, the borrower must provide proof of fire and casualty insurance on the property serving as collateral which insurance must be maintained during the full term of the loan; flood insurance is required in certain instances. Title insurance or an attorney's opinion based on a title search of the property is generally required on loans secured by real property.

     ORIGINATION AND SALE OF LOANS. Set forth below is a table showing the Bank's loan originations, sales and repayments for the periods indicated. It is the Bank's policy to originate for sale into the secondary market (primarily to Freddie Mac) fixed-rate mortgage loans with maturities of 15 years or more and to originate for retention in its portfolio ARM loans and loans with balloon payments. Currently, the Bank usually obtains commitments prior to selling its fixed-rate mortgage loans. It is the Bank's policy to sell fixed-rate mortgage loans as market conditions permit.

                                                                                     AT DECEMBER 31,
                                                             -------------------------------------------------------------
                                                               2002          2001         2000         1999         1998
                                                             ---------    ---------    ---------    ---------    ---------
                                                                                     (IN THOUSANDS)

Total loans receivable at beginning of period..............  $ 157,977    $ 173,827    $ 142,635    $ 129,516    $ 128,824
                                                             ---------    ---------    ---------    ---------    ---------
Originations:
  Real estate loans:
      One- to four-family residential......................     99,480       99,081       22,864       39,035       79,322
      Commercial and agricultural..........................      5,519        2,662        4,575        2,484        7,286
      Multi-family residential.............................        293          552          395          160          388
  Commercial and agricultural..............................     22,850       26,627        9,549        6,817       10,077
  Consumer:
      Home equity/Home improvement.........................     16,536       20,761       22,159       26,262       22,222
      Automobile...........................................      5,790        7,826        9,289       12,216        9,818
      Other................................................      6,309        6,483        9,466        9,479       11,060
                                                             ---------    ---------    ---------    ---------    ---------
        Total originations.................................    156,777      163,992       78,297       96,453      140,173
Participation loans purchased (sold).......................        723        1,312          633          618         (298)
Transfer of mortgage loans to foreclosed real estate owned.        806        1,191          659          563        1,057
Repayments.................................................     83,326       99,668       32,810       52,905       69,486
Loan sales.................................................     86,062       80,295       14,269       30,484       68,640
                                                             ---------    ---------    ---------    ---------    ---------
           Total loans receivable at end of period.........  $ 145,283    $ 157,977    $ 173,827    $ 142,635    $ 129,516
                                                             =========    =========    =========    =========    =========

     LOAN ORIGINATION AND OTHER FEES. In addition to interest earned on loans, the Bank may charge loan origination fees. The ability of the Bank to charge loan origination fees is influenced by the demand for mortgage loans and competition from other lenders in the Bank's market area. In December 1986, the FASB issued SFAS No. 91 on the accounting for non-refundable fees and costs associated with originating or acquiring loans. To the extent that loans are originated or acquired for the Bank's portfolio, SFAS No. 91 requires that the Bank defer loan origination fees and costs and amortize such amounts as an adjustment of yield over the life of the loan by use of the level yield method. SFAS No. 91 applies to fiscal years beginning after December 15, 1987. SFAS No. 91 reduces the amount of revenue recognized by many financial institutions at the time such loans are originated or acquired. Fees deferred under SFAS No. 91 are recognized into income immediately upon the sale of the related loan. At December 31, 2002, the Bank had $66,000 of net deferred loan fees. Loan origination fees are volatile sources of income. Such fees vary with the volume and type of loans and commitments made and purchased and with competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money.

     In addition to loan origination fees, the Bank also receives other fees and service charges that consist primarily of transaction account service charges and late charges. The Bank recognized fees and service charges of $142,000, $151,000, and $192,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

     LOAN CONCENTRATION. With certain exceptions, an Illinois-chartered savings bank may not make a loan or exceed credit for secured and unsecured loans for business, commercial, corporate or agricultural purposes to a single borrower in excess of 25% of the savings bank's total stockholders' equity. At December 31, 2002, the Bank's loans-to-one borrower limit was $4.6 million. At December 31, 2002 the Bank had no loans in excess of its loan-to-one borrower limitation.

DELINQUENCIES AND CLASSIFIED ASSETS

     The Bank's collection procedures provide that when a mortgage loan is either ten days (in the case of ARM and balloon loans) or 15 days (in the case of fixed-rate loans) past due, a computer-generated late charge notice is sent to the borrower requesting payment plus a late charge. If the mortgage loan remains delinquent, a telephone call is made or a letter is sent to the borrower stressing the importance of reinstating the loan and obtaining reasons for the delinquency. When a loan continues in a delinquent status for 90 days or more, and a repayment schedule has not been made or kept by the borrower, a notice of intent to foreclose upon the underlying property is then sent to the borrower, giving 30 days to cure the delinquency. If not cured, foreclosure proceedings are initiated. Consumer loans receive a ten-day grace period before a late charge is assessed. Collection efforts begin after the grace period expires. At December 31, 2002, 2001 and 2000 the percentage of nonperforming loans to net loans receivable were 2.70%, 2.58%, and 1.13%, respectively.

     IDENTIFICATION OF LOAN DEFALCATION. During an internal audit of loan operations in 2001, the Bank uncovered loan irregularities at its branch in Virden, Illinois. The irregularities, which included recording fictitious loans, making unauthorized advances on loans, diversion of loan proceeds and payoff checks, and misapplication of funds, are limited to loans originated and serviced at the Banks' Virden branch. The investigation, in which the Bank has been assisted by its independent outside auditor, has been substantially completed and the identified losses have been recorded on the Bank's financial statements. While management believes that all significant losses have been identified, there can be no assurance that additional losses will not be recognized; however, management does not believe that any such amount would be material. For the year ended December 31, 2002, the Bank has recognized a nonrecurring expense associated with the loan irregularities of $62,000, consisting of identified losses of $62,000 and no related legal and audit expenses. Since the losses are due to irregularities, rather than credit quality, the losses have been directly expensed to the income statement and are not reflected in the allowance for loan losses. This non-recurring expense is exclusive of any tax effect or potential recovery from the Bank's insurance carrier. At December 31, 2002, the Bank has taken all steps required in order to process its claim for recovery under its insurance policies, including filing its proof of loss claim with its insurance carrier on October 11, 2001. However, there can be no assurance that the Bank will obtain payment from its insurance carrier for all or part of its losses.

     DELINQUENT LOANS AND NONPERFORMING ASSETS. Loans are reviewed on a regular basis and are placed on a nonaccrual status when, in the opinion of management, the collection of additional interest is doubtful. Mortgage loans are placed on nonaccrual status when either principal or interest is 90 days or more past due and management considers the interest uncollectible. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on management's assessment of the ultimate collectibility of the loan.

     Management monitors all past due loans and nonperforming assets. Such loans are placed under close supervision with consideration given to the need for additional allowance for loan loss, and (if appropriate) partial or full charge-off. At December 31, 2002, the Bank had $351,000 of loans 90 days or more delinquent that were still accruing interest.

     Real estate acquired through foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until such time as it is sold. When real estate owned is acquired, it is recorded at the lower of the unpaid principal balance of the related loan, or its fair market value, less estimated selling expenses. Any further write-down of real estate owned is charged against earnings. At December 31, 2002, the Bank owned $442,000 of property classified as real estate owned.

DELINQUENT LOANS.

     The following table sets forth information regarding delinquent loans and other real estate owned by the Bank at the dates indicated. As of the dates indicated, the Bank had immaterial restructured loans within the meaning of SFAS No. 15, 114, and 118.

                                                                           AT DECEMBER 31,
                                                   --------------------------------------------------------------
                                                      2002         2001         2000         1999         1998
                                                      ----         ----         ----         ----         ----
                                                                       (DOLLARS IN THOUSANDS)
Non-accruing loans:
   One-to-four family residential..............        769          805          417          686           110
   Commercial and agricultural real estate             186          273           --           --           475
   Multi-family residential....................         --           --           --           --            21
   Commercial and agricultural business........        301           24          237           48            38
   Home equity/Home improvement................      1,860          971          745          512           144
   Automobile..................................        196          181          408           98           135
   Other consumer..............................        198          106          121          354           109
                                                   -------      -------      -------      -------       -------
     Total.....................................      3,510        2,360        1,928        1,698         1,032
                                                   -------      -------      -------      -------       -------

Accruing loans delinquent more than 90 days:
     One-to-four family residential............         64           --           --           --            --
     Commercial and agricultural real estate...        259        1,658           --           --            --
     Other consumer............................         28            9           23            1             1
                                                   -------      -------      -------      -------       -------
     Total.....................................        351        1,667           23            1             1
                                                   -------      -------      -------      -------       -------

Foreclosed assets:
     One-to-four family residential............        442          945          460          357           534
     Automobile................................         38           60           87           96            --
                                                   -------      -------      -------      -------       -------
     Total.....................................        480        1,005          547          453           534
                                                   -------      -------      -------      -------       -------

Total nonperforming assets.....................    $ 4,341      $ 5,032      $ 2,498      $ 2,152       $ 1,567
                                                   -------      -------      -------      -------       -------

Total as a percentage of total assets..........       1.72%        2.09%        1.10%        1.27%         0.93%
                                                   -------      -------      -------      -------       -------

Loans delinquent 60 to 89 days totaled $1.7 million, or 1.16% of net loans.

     The aggregate principal balance of loans on nonaccrual was approximately $3,510,000, $2,360,000, and $1,928,000 at December 31, 2002, 2001 and 2000,
respectively. Interest income that would have been recorded under the original terms of such loans totaled approximately $193,000, $129,000, and $131,000 for the years ended December 31, 2002, 2001, and 2000, respectively. The aggregate recorded principal of other loans being monitored at December 31, 2002 and 2001 was $4,298,000 and $3,764,000, respectively. The Bank provided reserves of $1,379,000 related to these loans.

     CLASSIFIED ASSETS. Federal and state regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examination of insured institutions, Federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. For assets classified "substandard" and "doubtful," the institution is required to establish general loan loss reserves in accordance with accounting principles generally accepted in the United States of America. Assets classified "loss" must be either completely written off or supported by a 100% specific reserve. The Bank also maintains a classification category designated "special mention" which is established and maintained for assets not currently requiring classification but having potential weaknesses or risk characteristics that could result in future problems. An institution is required to develop an in-house program to classify its assets, including investments in subsidiaries, on a regular basis and set aside appropriate loss reserves on the basis of such classification. As part of the periodic exams of the Bank by the FDIC and the Illinois Commissioner of Banks and Real Estate ("Commissioner"), the staff of such agencies reviews the Bank's classifications and determine whether such classifications are adequate. Such agencies have, in the past, and may in the future require the Bank to classify certain assets which management has not otherwise classified or require a classification more severe than established by management. At December 31, 2002, the Bank's classified assets totaled $4.3 million, all of which were classified substandard.

     At December 31, 2002, the Bank's largest nonperforming loan had a principal balance of $259,000 and was secured by a first mortgage on two commercial properties. The Bank has established reserves totaling $135,000 for potential losses associated with this loan. For the years ended December 31, 2002 and 2001, the Bank recognized no interest income on loans classified as nonaccrual. If such loans had performed in accordance with their terms, the Bank would have recorded $193,000 and $129,000, respectively, on such loans for the years ended December 31, 2002 and 2001.

     While the Company has a loan review and monitoring system in place, management has been reviewing its procedures in order to strengthen collection and underwriting practices. During 2002, management hired an outside consultant to review the Company's lending policies and procedures, as well as staffing levels. Based upon this review, management has revised its lending policy to (i) provide more specific underwriting guidelines, (ii) lower individual officer lending limits, and (iii) expand the role the officers' loan committee, which now meets daily. Management will continue to evaluate the Company's underwriting standards and procedures to identify areas that can be further strengthened.

ALLOWANCE FOR LOAN LOSSES

     Management's policy is to provide for estimated losses on the Bank's loan portfolio based on management's evaluation of the probable losses that may be incurred. Management regularly reviews the Bank's loan portfolio, including problem loans, to determine whether any loans require classification or the establishment of appropriate reserves or allowances for losses. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers, among other matters, the estimated net realizable value of the underlying collateral. Other factors considered by management include the size and risk exposure of each segment of the loan portfolio, present indicators such as delinquency rates and the borrower's current financial condition, and the potential for losses in future periods. Management calculates the general allowance for loan losses in part based on past experience. While general loss allowances are charged against earnings, a portion of general loan loss allowances are added back to capital to the extent permitted in computing risk-based capital under Federal and state regulations.

     The balance of the allowance for loan losses is based on ongoing, quarterly assessments of the probable estimated losses in the loan portfolio. The Bank's methodology for assessing the appropriateness of the allowance consists of applying several formula methods to identified problem loans and portfolio segments. The allowance is calculated by applying loss factors to outstanding loan balances, based on an internal risk grade of such loans or pools of loans. Changes in risk grades of both performing and nonperforming loans affect the amount of the allowance. Loss factors are based primarily on historical loss experience over the past three to five years, and may be adjusted for other significant conditions that, in management's judgment, affect the collectibility of the loan portfolio.

     Since the allowance for loan losses is based upon estimates of probable losses, the amount actually observed can vary significantly from the estimated amounts. The historical loss factors attempt to reduce this variance by taking into account recent loss experience. Management evaluates several other conditions in connection with the allowance, including general economic and business conditions, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the portfolio, and regulatory examination results. The formulas used in the analysis were changed in 2002 to reflect the changing composition of the loan portfolio and actual loss history by loan type. Management believes the current balance of the allowance for loan losses is adequate. Management will continue to monitor the loan portfolio and assess the adequacy of the allowance at least quarterly.

     For the years ended December 31, 2002, 2001 and 2000, the Bank provided $2.0 million, $1.0 million, and $610,000, respectively, to the allowance for loan losses. The Bank's allowance for loan losses totaled $2.1 million, $1.1 million, and $1.2 million at December 31, 2002, 2001 and 2000, respectively. Although the Bank maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts or that the Bank will not be required to make additions to the allowance for loan losses in the future. Future additions to the Bank's allowance for loan losses and changes in the related ratio of the allowance for loan losses to nonperforming loans are dependent upon the economy, changes in real estate values and interest rates, the view of the regulatory authorities toward adequate loan loss reserve levels, and inflation. Management will continue to review the entire loan portfolio to determine the extent, if any, to which further additional loan loss provisions may be deemed necessary.

     ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES. The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated. The table reflects the allowance for loan losses as a percentage of net loans receivable. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance by category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                       YEAR ENDED DECEMBER 31,
                                                   -------------------------------------------------------------
                                                     2002          2001         2000         1999         1998
                                                   ---------    ---------    ---------    ---------     --------
                                                                      (DOLLARS IN THOUSANDS)
Balance at beginning of period...................  $   1,107    $   1,206    $     827    $     801     $    665

Charge-offs:
  One-to-four family residential.................        251          109           39           37            3
  Commercial and agricultural real estate........         55           61            6           --           --
  Multi-family residential.......................         --           --           --           --           --
  Commercial and agricultural business...........         44           89           10           30           46
  Home equity/home improvement...................        395          267          240           80           74
  Automobile.....................................        213          296          181          207          116
  Other consumer.................................        163          322          140          147          230
                                                   ---------    ---------    ---------    ---------     --------
     Total.......................................      1,121        1,144          616          501          469

Recoveries:
   One-to-four family residential................         17           --           12            8           --
   Commercial and agricultural real estate.......          2           --           --           --           --
   Multi-family residential......................         --           --           --           --           --
   Commercial and agricultural business..........         11           --           10           --           --
   Home equity/Home improvement..................         10            5            1            1           --
   Automobile....................................         26           26           17           22           --
   Other Consumer................................         21           14           34           51           55
                                                   ---------    ---------    ---------    ---------     --------
     Total.......................................         87           45           74           82           55

Net loans charged-off............................      1,034        1,099          542          419          414
Additions charged to operations..................      2,000        1,000          610          445          550
Additions through acquisitions...................         --           --          311           --           --
                                                   ---------    ---------    ---------    ---------     --------
Balance at end period............................  $   2,073    $   1,107    $   1,206    $     827     $    801
                                                    ========    =========    =========    =========     ========

Total loans outstanding..........................  $ 145,283    $ 157,977    $ 173,827    $ 142,635     $129,516
Average net loans outstanding....................  $ 152,848    $ 162,230    $ 161,915    $ 135,048     $129,426

Allowance for loan losses as a percent
  of total loans at end of period................       1.43%        0.70%        0.70%        0.58%        0.60%
Net loans charged off as a percent
  of average net loans outstanding...............       0.68%        0.68%        0.34%        0.31%        0.32%
Ratio of allowance for loan losses to
  nonperforming loans............................      53.69%       27.37%       62.55%       48.68%       77.62%
Ratio of allowance for loan losses to total
  nonperforming assets at end of period..........      47.75%       22.00%       48.28%       38.43%       51.12%

     Allocation of Allowance for Loan Losses. The following table sets forth the allocation of allowance for loan losses by loan category for the periods indicated.

                                                                         AT DECEMBER 31,
                                                -----------------------------------------------------------------
                                                        2002                  2001                  2000
                                                --------------------  --------------------  --------------------
                                                             % OF                  % OF                  % OF
                                                           LOANS IN              LOANS IN              LOANS IN
                                                         EACH CATEGORY         EACH CATEGORY         EACH CATEGORY
                                                            TO NET                TO NET                TO NET
                                                 AMOUNT      LOANS     AMOUNT      LOANS     AMOUNT      LOANS
                                                -------    ---------  ---------  ---------  ---------  ---------
                                                                     (DOLLARS IN THOUSANDS)
One-to-four family residential................  $   516        30.7%  $    95         29.8% $   161         28.1%
Commercial and agricultural real estate.......      180        12.9        19         11.7      158         10.8
Multi-family residential......................       10         1.9         2          1.6        7          1.6
Commercial and agricultural business..........      169        22.0       155         19.6      169         18.4
Home equity/Home improvement..................      653        21.8       429         24.7      187         26.6
Automobile....................................      329         7.3       253          8.3      227          9.0
Other consumer................................      216         5.0       154          5.2      177          6.4
Unallocated...................................       --         0.0        --          0.0      120          0.0
                                                -------    --------   -------    ---------  -------    ---------
    Total ....................................  $ 2,073       101.6%  $ 1,107        100.9% $ 1,206        100.9%
                                                 ======    ========   =======    =========  =======    =========

                                                 ------------------------------------------
                                                         1999                  1998
                                                 --------------------  --------------------
                                                              % OF                  % OF
                                                            LOANS IN              LOANS IN
                                                          EACH CATEGORY         EACH CATEGORY
                                                             TO NET                TO NET
                                                  AMOUNT      LOANS     AMOUNT      LOANS
                                                 ---------  ---------  ---------  ---------
One-to-four family residential................   $  253         29.4%  $  212       32.6%
Commercial and agricultural real estate.......       57          5.9       22        6.5
Multi-family residential......................        5          1.5        5        1.6
Commercial and agricultural business..........      152         16.3      186       13.6
Home equity/Home improvement..................      103         28.9       89       27.6
Automobile....................................       78         11.0       78       10.8
Other consumer................................      158          7.6       98        7.9
Unallocated...................................       21          0.0      111        0.0
                                                 ------     --------   ------     ------
    Total ....................................   $  827        100.6%  $  801      100.6%
                                                 ======     ========   ======     ======

INVESTMENT ACTIVITIES

     The Bank's investment portfolio consists primarily of mortgage-backed securities (discussed below) and interest-bearing deposits in other financial institutions, Federal funds sold, U.S. Treasury Notes and Agency Securities, Municipal Bonds and FHLB stock. The Bank's portfolio of equity investment securities totaled $48,000 at December 31, 2002 consisting of an interest in a local community development corporation and Farmer Mac Stock. In addition, the Bank's investment portfolio included $731,000 of local municipal bonds. The Bank had $800,000 in Federal funds sold holdings at December 31, 2002. The Bank's portfolio of U.S. Government and Agency Securities totaled $72.8 million at December 31, 2002. The Bank's holdings of FHLB stock totaled $1.3 million at December 31, 2002. The Bank had $3.9 million of investments in interest-bearing deposits at December 31, 2002 consisting of deposits in the Federal Home Loan Bank Account. Total long-term investments at December 31, 2002 were $64.9 million. The Bank's short-term and long-term investment portfolio is expected to continue to change based on liquidity needs associated with loan origination activities.

     The Bank is required under Federal regulations to maintain a minimum amount of liquid assets that may be invested in specified short-term securities and certain other investments. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of the level of yield that will be available in the future, as well as management's projections as to the short-term demand for funds to be used in the Bank's loan origination and other activities. The Bank's liquidity ratio at December 31, 2002 was 34.8%, which was adequate to meet its normal business activities.

     MORTGAGE-BACKED SECURITIES. The Bank occasionally invests in mortgage-backed securities issued or guaranteed by the United States Government or agencies thereof. These securities, which consist primarily of mortgage-backed securities issued or guaranteed by GNMA, FNMA, and FHLMC, had an amortized cost of $2.7 million, $4.1 million, and $6.6 million at December 31, 2002, 2001 and 2000, respectively, and consisted of $2.8 million of adjustable-rate mortgage-backed securities and $6,000 of fixed-rate certificates. The market value of the Bank's mortgage-backed securities portfolio was $2.8 million, $4.3 million, and $6.7 million at December 31, 2002, 2001 and 2000, respectively, and the weighted average rate at the end of December 31, 2002, 2001 and 2000 was 6.09%, 7.12%, and 6.88%, respectively.

     Adjustable mortgage-backed securities typically are issued with stated principal amounts and the securities are backed by pools of mortgage loans with varying interest rates and maturities. The mortgage loans backing the mortgage-backed securities are ARM loans. The interest rate risk characteristics of the underlying pool of mortgages as well as the prepayment risk are passed on to the holder of the mortgage-backed securities. Consequently, in a declining interest rate environment there is a risk that mortgage-backed securities will prepay faster than anticipated, thereby adversely affecting the yield to maturity and the related market value of the mortgage-backed securities. Moreover, there can be no assurance that the Bank would be able to reinvest the cash flow from prepaid mortgage-backed securities into comparable yielding investments. In a rising interest rate environment the value of mortgage-backed securities with adjustable-rate underlying mortgage loans may be impaired due to contractual limits on interest rate adjustments. Such mortgage-backed securities have a weighted average life of approximately seven years.

     Set forth below is a table showing the Bank's purchases and repayments of mortgage-backed securities for the periods indicated. The Bank did not sell any of its mortgage-backed securities during the periods indicated.

                                                                           AT DECEMBER 31,
                                                   -------------------------------------------------------------
                                                     2002          2001         2000         1999         1998
                                                   ---------    ---------    ---------    ---------     --------
                                                                          (IN THOUSANDS)
Mortgage-backed securities at beginning of
  period.....................................      $   4,264    $   6,689    $   7,353    $   9,974     $ 13,995
Purchases....................................             --           --          797           --           --
Repayments...................................          1,410        2,499        1,472        2,584        3,859
Premium amortization.........................             --           (2)          (3)          (8)         (14)
Net unrealized gain (loss)...................            (32)          72           14          (29)        (148)
                                                   ---------    ---------    ---------    ---------     --------
Mortgage-backed securities at end of period..      $   2,822    $   4,264    $   6,689    $   7,353     $  9,974
                                                   =========    =========    =========    =========     ========

     INVESTMENT SECURITIES AND SHORT-TERM INVESTMENT PORTFOLIO. The following table sets forth the carrying value of the Bank's investment securities portfolio and short-term investments at the dates indicated. At December 31, 2002, the market value of the Bank's investment and short-term investment portfolios approximated their cost.

                                                                           AT DECEMBER 31,
                                                   -------------------------------------------------------------
                                                     2002          2001         2000         1999         1998
                                                   ---------    ---------    ---------    ---------     --------
                                                                           (IN THOUSANDS)
Investment securities:
  FHLB stock....................................   $   1,279    $   1,215    $   1,135    $     920     $    917
  Equity securities and municipal bonds.........         779        1,498        1,641          120          160
  U.S. Government and Agency Securities.........      72,846       42,984       18,519          490          502
  Corporate Bonds...............................          --           --           --          299          599
                                                   ---------    ---------    ---------    ---------     --------
           Total investment securities..........   $  74,904    $  46,359    $  21,295    $   1,829     $  2,178
                                                   =========    =========    =========    =========     ========

Short-term investments:
  Certificates of deposit in other financial
   institutions.................................   $      --    $      --    $      --    $      --     $     95
  Interest-bearing deposits in other depository
   institutions.................................       3,865        6,506        2,853        4,768       12,497
  Federal funds sold............................         800        1,010        4,967           --           --
                                                   ---------    ---------    ---------    ---------     --------
        Total short-term investments............   $   4,665    $   7,516    $   7,820    $   4,768     $ 12,592
                                                   =========    =========    =========    =========     ========

     The following table sets forth the maturities and weighted average yields of the bank's securities portfolio, excluding FHLB stock and equity securities, at December 31, 2002.

                                                                 CARRYING VALUE AT DECEMBER 31, 2002
                                                   ---------------------------------------------------------------
                                                                                                         TOTAL
                                                   LESS THAN     1 TO 5       5 TO 10        OVER      INVESTMENT
                                                     1 YEAR       YEARS        YEARS       10 YEARS    SECURITIES
                                                   ---------    ---------    ---------    ---------    -----------
                                                                       (DOLLARS IN THOUSANDS)
Securities available-for-sale:
  U.S. Government...............................   $   7,986    $  19,117    $  43,995    $   1,748      $ 72,846
  Municipal bonds...............................          79          277           --          375           731
                                                   ---------    ---------    ---------    ---------      --------
      Total.....................................   $   8,065    $  19,394    $  43,995    $   2,123      $ 73,577
                                                   =========    =========    =========    =========      ========

Weighted average yield..........................        2.98%        3.50%        4.93%        4.43%         4.32%

SOURCES OF FUNDS

     GENERAL. Deposits and borrowings are the major sources of funds for lending and other investment purposes. In addition, the Bank derives funds from the repayment and prepayment of loans and mortgage-backed securities, operations, and the sale or maturity of investment securities. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions. Other sources of funds include advances from the FHLB. For further information see "--Borrowings." Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources or on a longer term basis for general business purposes.

     DEPOSITS. Consumer and commercial deposits are attracted principally from within the Bank's market areas through the offering of a broad selection of deposit instruments including interest-bearing checking accounts, noninterest-bearing checking accounts, savings accounts, money market demand accounts, term certificate accounts and individual retirement accounts. The Bank accepts deposits of $100,000 or more and may offer negotiated interest rates on such deposits. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. The Bank regularly evaluates its internal cost of funds, surveys rates offered by competing institutions, reviews the Bank's cash flow requirements for lending and liquidity and executes rate changes when deemed appropriate. The Bank does not obtain funds through brokers, nor does it solicit funds outside its market area. The Bank has on occasion offered above market interest rates in order to attract deposits.

DEPOSIT ACTIVITY

     The following table sets forth the deposit activities of the Bank for the periods indicated.

                                                                              AT DECEMBER 31,
                                                   -------------------------------------------------------------------
                                                       2002          2001        2000 (1)        1999          1998
                                                   -----------   -----------   -----------   -----------    ----------
                                                                             (IN THOUSANDS)
Deposits.........................................  $ 1,067,912   $   838,886   $   611,070   $   443,376    $  450,690
Withdrawals......................................    1,064,640       827,381       557,631       456,508       454,932
                                                   -----------   -----------   -----------   -----------    ----------
Net increase (decrease) before interest credited.        3,272        11,505        53,439       (13,132)       (4,242)
Interest credited................................        5,431         7,595         5,170         4,474         4,955
                                                   -----------   -----------   -----------   -----------    ----------
   Net increase (decrease) in deposits...........  $     8,703   $    19,100   $    58,609   $    (8,658)   $      713
                                                   ===========   ===========   ===========   ============   ==========

------------------------------------
(1) Deposits during 2000 include $45,747,000 in deposits acquired from Chapin State Bank.

DEPOSIT PORTFOLIO

     Deposits in the Bank as of December 31, 2002 were represented by the various types of deposit programs described below:

    WEIGHTED                                                                                             PERCENTAGE
     AVERAGE                                                               MINIMUM                        OF TOTAL
  INTEREST RATE      MINIMUM TERM               DEMAND ACCOUNTS             AMOUNT        BALANCES        DEPOSITS
  -------------      ------------               ---------------             ------        --------        --------
                                                                                       (IN THOUSANDS)

       0.00%             None             Noninterest-bearing checking      $   50        $ 13,529            6.00%
       0.72              None             Interest-bearing checking             50          24,042           10.66
       1.49              None             Money market deposit accounts      2,500          10,652            4.72
       1.18              None             Savings                               50          26,215           11.62

                                           CERTIFICATES OF DEPOSIT
                                           -----------------------

       3.58        Less than 1 year        Fixed term, fixed rate           $  500        $109,672           48.61
       4.44            1-2 years           Fixed term, fixed rate              500          26,009           11.53
       5.37            2-3 years           Fixed term, fixed rate              500          10,409            4.61
       5.02            3-4 years           Fixed term, fixed rate              500           2,207            0.98
       4.68          Over 4 years          Fixed term, fixed rate              500           2,867            1.27
                                                                                          --------       ---------
                                                                                          $225,602          100.00%
                                                                                          ========       =========

DEPOSIT FLOW

     The following table sets forth the change in dollar amount of savings deposits in the various types of savings accounts offered by the Bank between the dates indicated.

                                                                          AT DECEMBER 31,
                                 ----------------------------------------------------------------------------------------------
                                               2002                            2001                           2000
                                 -------------------------------  ------------------------------  -----------------------------
                                  BALANCE     PERCENT    CHANGE    BALANCE    PERCENT    CHANGE    BALANCE   PERCENT   CHANGE
                                 ---------   --------   --------  ---------  --------- ---------  --------- --------- ---------
                                                                      (DOLLARS IN THOUSANDS)
Club accounts..................  $     214      0.10%   $    12   $     202      0.09% $    (12)  $     214      0.11% $     17

Noninterest-bearing checking...     13,529      6.00      2,466      11,063      5.10     1,561       9,502      4.81     4,182
Interest-bearing checking......     24,042     10.66        456      23,586     10.87       938      22,648     11.45     6,904
Passbooks......................     26,001     11.52        826      25,175     11.61     2,741      22,434     11.34      (819)
Money market deposit accounts..     10,652      4.72      2,999       7,653      3.53      (411)      8,064      4.08     1,861
Certificates of deposit that
 mature:
  within 12 months.............    109,672     48.61      4,113     105,559     48.67    12,390      93,169     47.10    31,080
  within 12-36 months..........     36,418     16.14     (1,185)     37,603     17.34     3,402      34,201     17.29    10,080
  beyond 36 months.............      5,074      2.25       (984)      6,058      2.79    (1,509)      7,567      3.82     5,304
                                 ---------  --------   --------   ---------  --------  --------   ---------   -------  --------
    Total......................  $ 225,602    100.00%  $  8,703   $ 216,899    100.00% $ 19,100   $ 197,799    100.00% $ 58,609
                                 =========  ========   ========   =========  ========  ========   =========   =======  ========



                                 -----------------------------
                                             1999
                                 -----------------------------
                                  BALANCE   PERCENT   CHANGE
                                 --------- --------- ---------
Club accounts..................  $     197     0.14% $      20
Noninterest-bearing checking...      5,320     3.82         93
Interest-bearing checking......     15,744    11.31        969
Passbooks......................     23,253    16.71        517
Money market deposit accounts..      6,203     4.46      1,534
Certificates of deposit that
 mature:
  within 12 months.............     62,089    44.61    (10,575)
  within 12-36 months..........     24,121    17.33       (503)
  beyond 36 months.............      2,263     1.62       (713)
                                 ---------  -------  ---------
    Total......................  $ 139,190   100.00% $  (8,658)
                                 =========  =======  =========

TIME DEPOSITS BY RATES

     The following table sets forth the certificates of deposit of the Bank classified by rates as of the dates indicated:

                                                                           AT DECEMBER 31,
                                                   --------------------------------------------------------------
                                                     2002          2001         2000         1999         1998
                                                   ---------    ---------    ---------    ---------     ---------
                                                                          (IN THOUSANDS)
Rate
----
3.99% or less..................................    $  87,431    $  40,338    $      52    $      49     $      90
4.00-5.99%.....................................       41,164       63,363       57,379       70,312        65,593
6.00-7.99%.....................................       20,407       43,011       75,440       17,123        33,348
8.00 and greater...............................        2,162        2,508        2,066          989         1,233
                                                   ---------    ---------    ---------    ---------     ---------
                                                   $ 151,164    $ 149,220    $ 134,937    $  88,473     $ 100,264
                                                   =========    =========    =========    =========     =========

         The following table sets forth the amount and maturities of certificates of deposit at December 31, 2002.

                                                                           AMOUNT DUE
                                               ------------------------------------------------------------------
                                                            OVER 1      OVER 2    OVER 3
                                                LESS THAN  YEAR TO 2 YEARS TO 3  YEARS TO 4  OVER 4
                                                ONE YEAR     YEARS      YEARS      YEARS      YEARS      TOTAL
                                               ----------- --------- ---------- ----------- ---------- ----------
                                                                      (DOLLARS IN THOUSANDS)
Rate
----
3.99% or less................................    $71,411    $11,614    $ 3,236     $  433     $  737     $87,431
4.00-5.99%...................................     25,760      9,266      2,886      1,144      2,108      41,164
6.00-7.99%...................................     12,459      4,806      2,490        630         22      20,407
8.00 and greater.............................         42        323      1,797         --         --       2,162

Weighted average rate........................       3.58%      4.44%      5.37%      5.02%      4.68%       3.88%

     LARGE CERTIFICATES OF DEPOSIT. The following table indicates the balances of certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2002.

                                                                  CERTIFICATES
          MATURITY PERIOD                                          OF DEPOSIT
          ---------------                                          ----------
                                                                 (IN THOUSANDS)

          Less than 3 months............................            $ 16,366
          3-6 months....................................              11,065
          6-12 months...................................              13,821
          Over 12 months................................              11,765
                                                                    --------
             Total......................................            $ 53,017
                                                                    ========

BORROWINGS

     Deposits are the primary source of funds for the Bank's lending and investment activities. If the need arises, the Bank may rely upon advances from the FHLB to supplement its supply of available funds and to fund deposit withdrawals. Advances from the FHLB are typically secured by the Bank's one- to four-family residential mortgage loans, United States Government and agency securities and mortgage-backed securities. The FHLB functions as a central reserve bank providing credit for the Bank and other member savings associations and financial institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages, provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of a member institution's stockholders' equity or on the FHLB's assessment of the institution's creditworthiness. At December 31, 2002, the Bank had no FHLB advances outstanding.

     Other borrowings consist of securities sold under agreements to repurchase which are swept daily from commercial deposit accounts. The Company may be required to provide additional collateral based on the fair value of the underlying securities.

     The following table sets forth certain information regarding borrowings by the Bank for the dates indicated.

                                                                           AT DECEMBER 31,
                                                   -------------------------------------------------------------
                                                     2002          2001         2000         1999         1998
                                                   ---------    ---------    ---------    ---------     --------
                                                                       (DOLLARS IN THOUSANDS)
Weighted average rate paid on:(1)
  FHLB advances..................................        --%        6.80%        6.52%         5.8%          --
  Other borrowings...............................      1.81%        1.51%        5.30%         9.0%         9.0%
FHLB advances:
  Maximum balance................................   $    --      $ 5,000     $ 14,000      $ 8,000      $    --
  Average balance................................   $    --      $   795     $  7,877      $ 1,723      $    --
Other:
   Maximum balance...............................   $ 4,364      $ 1,560     $    896      $    --      $   215
   Average balance...............................   $ 2,097      $   849     $    106      $    17      $   189

------------------------------------
(1) Calculated using the daily weighted average interest rates.

TRUST SERVICES

     Through its acquisition of Chapin State Bank, the Bank is now able to offer personal trust services. As of December 31, 2002, the Bank's Trust Department was managing $11.0 million in trust assets. Trust fees collected in 2002 totaled $35,000. On March 14, 2000, the State of Illinois and the FDIC granted to the Bank trust powers.

SUBSIDIARY ACTIVITIES

     The Bank has one wholly owned subsidiary, Financial Resources Group, Inc. ("Financial Resources"), an Illinois corporation. Financial Resources is engaged in the business of originating commercial business loans and, to a lesser extent, commercial real estate loans, one- to four-family loans, pursuant to Veteran's Administration ("VA") and Federal Housing Administration ("FHA") guidelines, and multi-family loans. In addition, Financial Resources operates an investment center engaged in the business of buying and selling stocks, bonds, annuities and mutual funds for its customers' accounts. At December 31, 2002, the Bank had $1.6 million in equity and retained earnings in Financial Resources. For the year ended December 31, 2002, Financial Resources had net income of $132,000.

COMPETITION

     The Bank encounters significant competition both in attracting deposits and in originating real estate and other loans. Its most direct competition for deposits has come historically from commercial banks, other savings banks, savings associations and credit unions in its market area, and the Bank expects continued strong competition from such financial institutions in the foreseeable future. The Bank competes for savings by offering depositors a high level of personal service and expertise together with a wide range of financial services.

     The competition for real estate and other loans comes principally from commercial banks, mortgage banking companies and other savings banks and savings associations. This competition for loans has increased substantially in recent years as a result of the large number of institutions competing in the Bank's market areas as well as the increased efforts by commercial banks to expand mortgage loan originations. The Bank competes for loans primarily through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers and home builders. Factors that affect competition include general and local economic conditions, current interest rate levels and the volatility of the mortgage markets.

     The Bank's market areas consist of Morgan, Macoupin, and Montgomery Counties, Illinois. The Bank's market areas have a number of financial institutions, however, the Bank is the largest independent financial institution headquartered in Jacksonville.

REGULATION AND SUPERVISION

     GENERAL. Jacksonville Bancorp, Inc. and Jacksonville Bancorp, MHC are nondiversified mutual savings and loan holding companies within the meaning of the Home Owners' Loan Act. As such they are registered with the Office of Thrift Supervision and are subject to regulation by the Office of Thrift Supervision. The Bank is an Illinois-chartered savings bank subject to extensive regulation by the Illinois Commissioner of Banks and Real Estate (the "Commissioner") and the FDIC. Its deposit accounts are insured up to applicable limits by the FDIC. The Bank must file reports with the Commissioner and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers or acquisitions with other depository institutions. There are periodic examinations of the Bank by the Commissioner and the FDIC to review the Bank's compliance with various regulatory requirements. The Bank is also subject to certain reserve requirements established by the Board of Governors of the Federal Reserve (the "FRB"). This regulation and supervision establishes a comprehensive framework of activities in which a savings bank can engage and is intended primarily for the protection of the FDIC and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Commissioner, the FDIC, or Congress could have a material impact on the operations of the Bank. Certain of the regulatory requirements applicable to the Bank are referred to below or elsewhere herein.

     CAPITAL MAINTENANCE. Under FDIC regulations, the Bank must maintain minimum levels of capital. The regulations establish a minimum leverage capital requirement of not less than 3% core capital to total assets for banks in the strongest financial and managerial condition, with a CAMEL Rating of 1 (the highest rating of the federal regulators for banks). For all other banks, the minimum leverage capital requirement is between 4% and 5% of total assets. Core capital is composed of the sum of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets (other than qualifying mortgage servicing rights and qualifying supervisory intangible core deposits), identified losses and investments in certain subsidiaries.

     The FDIC also requires that savings banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of total capital (which is defined as core capital and supplementary capital) to risk weighted assets of 8.0%. In determining the amount of risk-weighted assets, all assets, including certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the federal regulators believe are inherent in the type of asset. The components of core capital are equivalent to those discussed earlier under the 3% leverage requirement. The components of supplementary capital currently include cumulative perpetual preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and allowance for loan and lease losses. Allowance for loan and lease losses includible in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital.

     Set forth below is a summary of the Bank's compliance with its capital requirements as of December 31, 2002. At December 31, 2002, the Bank exceeded its applicable capital requirements.

                                                                         AT DECEMBER 31, 2002
                                                                       ------------------------
                                                                                     PERCENT OF
                                                                         AMOUNT        ASSETS
                                                                       ---------    -----------
                                                                        (DOLLARS IN THOUSANDS)
Tier 1(Core) Capital to Total Adjusted Assets (Leverage Ratio)
   Actual level...................................................     $  16,310         6.66%
   Required level.................................................         9,789         4.00
                                                                       ---------      -------
   Excess.........................................................     $   6,521         2.66%
                                                                       =========      =======
Tier 1 Capital to Risk-Weighted Assets:
   Actual level...................................................     $  16,310        10.42%
   Required level.................................................         6,264         4.00
                                                                       ---------      -------
   Excess.........................................................     $  10,046         6.42%
                                                                       =========      =======
Total Capital to Risk-Weighted Assets:
   Actual level...................................................     $  18,268        11.67%
   Required level.................................................        12,528         8.00
                                                                       ---------      -------
   Excess.........................................................     $   5,740         3.67%
                                                                       =========      =======

     ILLINOIS SAVINGS BANK REGULATION. As an Illinois-chartered savings bank, the Bank is subject to regulation and supervision by the Commissioner. The Commissioner's regulation of the Bank covers, among other things, the Bank's internal organization (i.e., charter, bylaws, capital requirements, transactions with directors and officers, and composition of the board of directors), as well as supervision of permissible activities and mergers and acquisitions. The Bank is required to file periodic reports with, and is subject to periodic examinations at least once within every 18-month period by the Commissioner. The lending and investment authority of the Bank is prescribed by Illinois law and regulations, as well as applicable Federal laws and regulations, and the Bank is prohibited from engaging in any activities not permitted by such laws and regulations.

     Under Illinois law, savings banks are required to maintain a minimum core capital to total assets ratio of 3%. The Commissioner is authorized to require a savings bank to maintain a higher minimum capital level if the Commissioner determines that the savings bank's financial condition or history, management or earnings prospects are not adequate. If a savings bank's core capital ratio falls below the required level, the Commissioner may direct the savings bank to adhere to a specific written plan established by the Commissioner to correct the savings bank's capital deficiency, as well as a number of other restrictions on the savings bank's operations, including a prohibition on the declaration of dividends by the savings bank's board of directors.

     Under Illinois law, a savings bank may make both secured and unsecured loans. However, loans for business, corporate, commercial or agricultural purposes, whether secured or unsecured, may not in the aggregate exceed 15% of a savings bank's total assets unless authorized by the Commissioner. With the prior written consent of the Commissioner, savings banks may also engage in real estate development activities, provided that the total investment in any one project may not exceed 15% of total capital, and the total investment in all projects may not exceed 50% of total capital. The total loans and extensions of credit outstanding at one time, both direct and indirect, by a savings bank to any borrower may not exceed 25% of the savings bank's total capital. At December 31, 2002, the Bank did not have any loans-to-one borrower which exceeded this limitation.

     Illinois-chartered savings banks generally have all lending, investment and other powers which are possessed by federal savings banks based in Illinois. Recent federal and state legislative developments have reduced distinctions between commercial banks and savings institutions in Illinois with respect to lending and investment authority. As federal law has expanded the authority of federally chartered savings institutions to engage in activities previously reserved for commercial banks, Illinois legislation and regulations ("parity legislation") have given Illinois-chartered savings institutions such as the Bank the powers of federally chartered savings institutions.

     The board of directors of a savings bank may declare dividends on its capital stock based upon the savings bank's annualized net profits except (1) dividends may not be declared if the bank fails to meet its capital requirements, (2) dividends are limited to 100% of net income in that year and
(3) if total capital is less than 6% of total assets, dividends are limited to 50% of net income without prior approval of the Illinois Commissioner of Banks and Real Estate.

     An Illinois-chartered savings bank may not make a loan to a person owning 10% or more of its stock, an affiliated person, an agent or an attorney of the savings bank, either individually or as an agent or partner of another, except under the rules of the Commissioner and regulations of the FDIC. This restriction does not apply, however, to loans made (i) on the security of single-family residential property used by the borrower as his or her residence, and (ii) to a non-profit, religious, charitable or fraternal organization or a corporation in which the savings bank has been authorized to invest by the Commissioner. Furthermore, a savings bank may not purchase, lease or acquire a site for an office building or an interest in real estate from an officer, director, employee or the holder of more than 10% of the savings bank's stock or certain affiliated persons as set forth in Illinois law, unless the prior written approval of the Commissioner is obtained.

     Illinois law provides that any depository institution may merge into a savings bank operating under the Illinois Savings Bank Act. The Board of Directors of each merging institution must approve a plan of merger by resolution adopted by majority vote of all members of the respective boards. After such approval, the plan of merger must be submitted to the Commissioner for approval. The Commissioner may make an examination of the affairs of each merging institution (and their affiliates). The Commissioner shall not approve a merger agreement unless he finds that, among other things, (i) the resulting institution meets all requirements of the SBA; (ii) the merger agreement is fair to all persons affected; and (iii) the resulting institution will be operated in a safe and sound manner. If approved by the Commissioner, the plan of merger must be submitted to stockholders of the depository institution for approval, and may be required to be submitted to members if a mutual savings bank is one of the constituent entities. A two-thirds affirmative vote is required for approval of the plan of merger.

COMMUNITY REINVESTMENT ACT

     FEDERAL REGULATION. Under the Community Reinvestment Act ("CRA"), as implemented by FDIC regulations, a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution.

GRAMM-LEACH-BLILEY FINANCIAL SERVICES MODERNIZATION ACT OF 1999

     In November 1999, the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the "Gramm-Leach-Bliley Act") became law. The Gramm-Leach-Bliley Act established a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. To the extent the Gramm-Leach-Bliley Act permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of larger financial institutions that offer a wider variety of financial services than the Bank currently offers and that can aggressively compete in the markets the Bank currently serves.

THE USA PATRIOT ACT

     In response to the events of September 11th, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, was signed into law on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

     o Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.

     o Section 326 authorizes the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations by October 26, 2002 that provide for minimum standards with respect to customer identification at the time new accounts are opened.

     o Section 312 requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondence accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

     o Financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.

     o Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

     The federal banking agencies have begun to propose and implement regulations pursuant to the USA PATRIOT Act. These proposed and interim regulations would require financial institutions to adopt the policies and procedures contemplated by the USA PATRIOT Act.

SARBANES-OXLEY ACT OF 2002

     On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"), which implemented legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board that will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, Sarbanes-Oxley places certain restrictions on the scope of services that may be provided by accounting firms to their public company audit clients. Any non-audit services being provided to a public company audit client will require preapproval by the company's audit committee. In addition, Sarbanes-Oxley makes certain changes to the requirements for audit partner rotation after a period of time. Sarbanes-Oxley requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement. The Company's Chief Executive Officer and Chief Financial Officer have signed certifications to this Form 10-K as required by Sarbanes-Oxley. In addition, under Sarbanes-Oxley, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

     Under Sarbanes-Oxley, longer prison terms will apply to corporate executives who violate federal securities laws; the period during which certain types of suits can be brought against a company or its officers is extended; and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from trading the company's securities during retirement plan "blackout" periods, and loans to company executives (other than loans by financial institutions permitted by federal rules and regulations) are restricted. In addition, a provision directs that civil penalties levied by the Securities and Exchange Commission as a result of any judicial or administrative action under Sarbanes-Oxley be deposited to a fund for the benefit of harmed investors. The Federal Accounts for Investor Restitution provision also requires the Securities and Exchange Commission to develop methods of improving collection rates. The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company's securities within two business days of the change.

     Sarbanes-Oxley also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company's "registered public accounting firm." Audit Committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a "financial expert" (as such term is defined by the Securities and Exchange Commission) and if not, why not. Under Sarbanes-Oxley, a company's registered public accounting firm is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions had been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. Sarbanes-Oxley also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statements materially misleading. Sarbanes-Oxley also requires the Securities and Exchange Commission to prescribe rules requiring inclusion of any internal control report and assessment by management in the annual report to shareholders. Sarbanes-Oxley requires the company's registered public accounting firm that issues the audit report to attest to and report on management's assessment of the company's internal controls.

     Although we anticipate that we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

HOLDING COMPANY REGULATION

     PERMITTED ACTIVITIES. Pursuant to Section 10(o) of the Home Owners' Loan Act and Office of Thrift Supervision regulations and policy, a mutual holding company and a federally chartered mid-tier holding company such as Jacksonville Bancorp, Inc. may engage in the following activities: (i) investing in the stock of a savings association; (ii) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company;
(iii) merging with or acquiring another holding company, one of whose subsidiaries is a savings association; (iv) investing in a corporation, the capital stock of which is available for purchase by a savings association under federal law or under the law of any state where the subsidiary savings association or associations share their home offices; (v) furnishing or performing management services for a savings association subsidiary of such company; (vi) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company; (vii) holding or managing properties used or occupied by a savings association subsidiary of such company; (viii) acting as trustee under deeds of trust; (ix) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Director, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987;
(x) any activity permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act, including securities and insurance underwriting; and (xi) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Director. If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (xi) above, and has a period of two years to cease any nonconforming activities and divest of any nonconforming investments.

     The Home Owners' Loan Act prohibits a savings and loan holding company, including Jacksonville Bancorp, Inc. and Jacksonville Bancorp, MHC, directly or indirectly, or through one or more subsidiaries, from acquiring another savings institution or holding company thereof, without prior written approval of the Office of Thrift Supervision. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary savings institution, a nonsubsidiary holding company, or a nonsubsidiary company engaged in activities other than those permitted by the Home Owners' Loan Act; or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

     The Office of Thrift Supervision is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

     WAIVERS OF DIVIDENDS BY JACKSONVILLE BANCORP, MHC. Office of Thrift Supervision regulations require Jacksonville Bancorp, MHC to notify the Office of Thrift Supervision of any proposed waiver of its receipt of dividends from Jacksonville Bancorp, Inc. The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the mutual holding company's board of directors determines that such waiver is consistent with such directors' fiduciary duties to the mutual holding company's members; (ii) for as long as the savings association subsidiary is controlled by the mutual holding company, the dollar amount of dividends waived by the mutual holding company are considered as a restriction on the retained earnings of the savings association, which restriction, if material, is disclosed in the public financial statements of the savings association as a note to the financial statements; (iii) the amount of any dividend waived by the mutual holding company is available for declaration as a dividend solely to the mutual holding company, and, in accordance with SFAS 5, where the savings association determines that the payment of such dividend to the mutual holding company is probable, an appropriate dollar amount is recorded as a liability; and (iv) the amount of any waived dividend is considered as having been paid by the savings association in evaluating any proposed dividend under Office of Thrift Supervision capital distribution regulations.

FEDERAL AND STATE TAXATION

     FEDERAL TAXATION. For federal income tax purposes, the Company files a federal income tax return based upon a tax year ended December 31. Because the Mutual Holding Company owns less than 80% of the outstanding Common Stock of the Company it is not permitted to file a consolidated federal income tax return with the Company. Since the Mutual Holding Company has no assets other than the stock of the Company and $1.3 million in cash, it will have no material federal income tax liability.

     The Mutual Holding Company and the Company are subject to the rules of federal income taxation generally applicable to corporations under the Internal Revenue Code. Most corporations are not allowed to make tax deductible additions to bad debt reserves under the Code. However, banks are allowed to compute a tax deductible bad debt reserve based on their historical loss experience. Historically, banks were also allowed to compute tax bad debt reserves using a percentage of taxable income. The tax law was changed in 1987 and 1996 so that now the Company is allowed to maintain a tax deductible bad debt reserve at the greater of the amount computed using the experience method or the amount of the bad debt reserve at December 31, 1987 (base year). The Company has taken advantage of this tax benefit in computing its tax deductible bad debt reserve and maintains a tax bad debt reserve equal to the tax bad debt reserve at the base year.

     Deferred income taxes arise from the recognition of certain items of income and expense for tax purposes in years different from those in which they are recognized in the consolidated financial statements.

     The Bank was last audited by the Internal Revenue Service for the tax years ended December 31, 1998 and 1997. For additional information regarding taxation, see Note 9 of Notes to Consolidated Financial Statements. As a result of adjustments made during the audit, the Bank was due a refund of $8,000 for 1998 and required to pay an additional $31,000 for 1997.

     ILLINOIS TAXATION. The State of Illinois imposes a tax on the Illinois taxable income of corporations, including savings banks, at the rate of 7.18%. Illinois taxable income is generally similar to federal taxable income except that interest from state and municipal obligations is taxable and no deduction is allowed for state income taxes. However, a deduction is allowed for certain U.S. Government and agency obligations. The Bank's state income tax returns for the tax years ended December 31, 1991, 1990 and 1989, have been audited by the Illinois tax authorities. Such returns did not have to be amended as a result of such audit.

PERSONNEL

     As of December 31, 2002, the Bank and its subsidiary had a total of 93 full-time and 29 part-time employees. None of the Bank's employees is represented by a collective bargaining group. Management believes that its relationship with the Bank's employees is good.

AVAILABILITY OF ANNUAL REPORT ON FORM 10-K

     The Company's Annual Report on Form 10-K is available on its website at www.Jacksonvillesavings.com.

ITEM 2.  PROPERTIES

     The Bank conducts its business through its main office and two branch offices located in Jacksonville, and branch offices located in Virden, Litchfield, Chapin, and Concord, Illinois. The following table sets forth certain information concerning the main office and each branch office of the Bank at December 31, 2002. At December 31, 2002, the Bank's premises and equipment had an aggregate net book value of approximately $5.7 million. The Bank began its expansion of the main office, the cost of which is expected to be approximately $2.2 million. The Bank believes that its branch facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Holding Company. All facilities are owned.

                                                                  NET
                                                              BOOK VALUE
                                           YEAR             AT DECEMBER 31,
     LOCATION                            OCCUPIED                2002
------------------------------        -------------       ------------------
                                                            (IN THOUSANDS)
Main Office
1211 West Morton Avenue
Jacksonville, Illinois                     1994            $    3,082

Branch Office
211 West State Street
Jacksonville, Illinois                     1961                   712

Branch Office
903 South Main
Jacksonville, Illinois                     1989                   247

Branch Office
501 North State Street
Litchfield, Illinois                       1997                   675

Branch Office
100 North Dye
Virden, Illinois                           1986                   273

Branch Office
510 Superior
Chapin, Illinois                           2000                   641

Branch Office
202 State
Concord, Illinois                          2000                    38

ITEM 3.  LEGAL PROCEEDINGS

     There are various claims and lawsuits in which the Company is periodically involved incident to the Company's business. In the opinion of management after consultation with legal counsel, such claims and lawsuits in the aggregate are immaterial to the Company and/or Bank's financial condition and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     The "Stockholder Information" section of the Company's annual report to stockholders for the fiscal year ended December 31, 2002 (the "2002 Annual Report to Stockholders") is filed as an exhibit to this Form 10-K and is incorporated herein by reference. No other sections of the 2002 Annual Report to Stockholders are incorporated herein by this reference.

ITEM 6.  SELECTED FINANCIAL DATA

     The "Selected Consolidated Financial Information" section of the 2002 Annual Report to Stockholders is filed as an exhibit to this Form 10-K and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Bank's 2002 Annual Report to Stockholders is filed as an exhibit to this Form 10-K and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET

     The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Bank's 2002 Annual Report to Stockholders is filed as an exhibit to this Form 10-K and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The material identified in Item 15(a)(1) hereof is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     (a) Information concerning the directors and certain officers of the Bank is incorporated by reference hereunder in the Bank's Proxy Statement for the 2003 Annual Meeting.

     (b) Set forth below is information concerning the Principal Officers of the Bank who are not described in the Proxy Statement.

NAME                          AGE      POSITION HELD WITH THE BANK                            YEARS POSITION HELD
----                          ---      ---------------------------                            -------------------

Diana S. Tone                 34        Chief Financial Officer and Compliance Officer                 1

Thomas A. Luber               51        Vice President - Mortgage Banking                             10

Steven L. Waltrip             51        Vice President - Mortgage/Consumer Lending                    19

Susan L. Harpole              41        Vice President - Mortgage/Consumer Lending                     4

John D.  Eilering             40        Vice President - Operations                                    3

Paul W. Miller                48        Vice President - Lending                                       2

Laura A. Marks                44        Vice President - Retail Banking                                1

ITEM 11. MANAGEMENT COMPENSATION

     Information with respect to management compensation and transactions required under this item is incorporated by reference hereunder in the Bank's Proxy Statement for the 2003 Annual Meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information required under this item is incorporated by reference to the Bank's Proxy Statement for the 2003 Annual Meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required under this item is incorporated by reference to the Bank's Proxy Statement for the 2003 Annual Meeting.

ITEM 14. CONTROLS AND PROCEDURES

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1)  Financial Statements

     The documents filed as a part of this Form 10-K are:

              (A) Independent Auditors' Report;

              (B) Consolidated Balance Sheets - December 31, 2002 and 2001.

              (C) Consolidated Statements of Income - years ended December 31,
                  2002, 2001 and 2000;

              (D) Consolidated Statements of Stockholders' Equity - years ended
                  December 31, 2002, 2001 and 2000

              (E) Consolidated Statements of Cash Flows - years ended December
                  31, 2002, 2001 and 2000; and

              (F) Notes to Consolidated Financial Statements.

         (a)(2)  FINANCIAL STATEMENT SCHEDULES

         All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

         (b) REPORTS ON FORM 8-K

         None.

         (c) EXHIBITS

              (1) Federal Charter and Bylaws

              (2) Instruments defining the rights of security holders, including debentures (Not Applicable).

              (7) Letter re: change in accounting principles (Not Applicable)

              (10)Material contracts

                  (A)   Employment Agreement and Employee Severance Agreement
                  (B)   Incentive Stock Option Plan
                  (C)   Stock Option Plan for Outside Directors
                  (D)   Employee's Recognition and Retention Plan and Trust
                  (E) Recognition and Retention Plan and Trust for Outside Directors
                  (F)   Jacksonville Savings Bank Stock Option Plan
                  (G) Jacksonville Savings Bank Stock Option Plan for Outside Directors
                  (H) Jacksonville Savings Bank Recognition and Retention Plan and Trust Agreement
                  (I) Jacksonville Savings Bank Recognition and Retention Plan and Trust Agreement for Outside Directors

              (13)2002 Annual Report to Stockholders

              (21)Subsidiaries

              (99.1) Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

March 24, 2003                               /s/ Richard A. Foss
----------------------------------           ----------------------------------
Date                                         Richard A. Foss
                                             President and Chief Executive
                                             Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Diana S. Tone, Chief Financial Officer and Compliance Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Jacksonville Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


March 24, 2003                                /s/ Diana S. Tone
----------------------------------            ----------------------------------
Date                                          Diana S. Tone
                                              Chief Financial Officer and
                                              Compliance Officer

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Jacksonville Bancorp, Inc.


Date: March 24, 2003                           By: /s/ Richard A. Foss
                                                   ---------------------------
                                                   Richard A. Foss, President
                                                   and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ Richard A. Foss                           By: /s/ Andrew F. Applebee
    ----------------------------------------          ----------------------------------------------
    Richard A. Foss, President,                       Andrew F. Applebee, Chairman of the Board
    Chief Executive Officer and Director

Date: March 24, 2003                              Date: March 24, 2003


By: /s/ Diana S. Tone                             By: /s/ Emily J. Osburn
    ----------------------------------------          ----------------------------------------------
    Diana S. Tone                                     Emily J. Osburn, Director
    Chief Financial Officer

Date: March 24, 2003                              Date: March 24, 2003

By: /s/ Roger D. Cannell                          By: /s/ Harvey D. Scott, III
    ----------------------------------------          ----------------------------------------------
    Roger D. Cannell, Director                        Harvey D. Scott III, Director

Date: March 24, 2003                              Date: March 24, 2003


By:  /s/ Michael R. Goldasich                     By: /s/ John C. Williams
    ----------------------------------------          ----------------------------------------------
    Michael R. Goldasich, Director                    John C. Williams, Director,
                                                      Senior Vice President and Trust Officer

Date: March 24, 2003                              Date: March 24, 2003


By: /s/ Dean H. Hess
    ----------------------------------------
    Dean H. Hess, Director


Date: March 24, 2003

                                  EXHIBIT INDEX

      (1)     Federal Charter and Bylaws *

      (10)    Material contracts *

              (A)  Employment Agreement and Employee Severance Agreement
              (B)  Incentive Stock Option Plan
              (C)  Stock Option Plan for Outside Directors
              (D)  Employee's Recognition and Retention Plan and Trust
              (E)  Recognition and Retention Plan and Trust for Outside
                   Directors
              (F)  Jacksonville Savings Bank Stock Option Plan
              (G) Jacksonville Savings Bank Stock Option Plan for Outside Directors
              (H) Jacksonville Savings Bank Recognition and Retention Plan and Trust Agreement
              (I) Jacksonville Savings Bank Recognition and Retention Plan and Trust Agreement for Outside Directors

      (13)    2002 Annual Report to Stockholders

      (21)    Subsidiaries

      (99.1) Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


      * Previously Filed