Form 10-Q
period 2003-03-31
JACKSONVILLE BANCORP INC
filed 2003-05-14
CIK 1172097

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended March 31, 2003
                                                  --------------
OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period of           to
                                                ---------    ---------

                        Commission File Number 000-49792
                                               ---------

                           Jacksonville Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Federal                                          33-1002258
--------------------------------------------------------------------------------
(State or other jurisdiction                              (I.R.S. Employer
     of incorporation)                                 Identification Number)

        1211 West Morton Avenue
         Jacksonville, Illinois                                62650
--------------------------------------------------------------------------------
(Address of principal executive office)                      (Zip Code)

Registrant's telephone number, including area code:  (217) 245-4111

Indicate by check mark whether issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           [X]  Yes         [  ]  No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

                           [ ]  Yes         [X]  No

As of April 30, 2003, there were 1,921,304 shares (*) of the Registrant's common stock issued and outstanding.

(*) As of April 30, 2003, 1,038,738 shares were owned by Jacksonville Bancorp, M.H.C., the Company's mutual holding company parent.

JACKSONVILLE BANCORP, INC.

FORM 10-Q

MARCH 31, 2003
TABLE OF CONTENTS
----------------------------------------------------------------------------------------------------------

                                                                                                    PAGE
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets at March 31, 2003 (Unaudited) and December 31, 2002            1

          Consolidated Statements of Income and Comprehensive Income (Loss) for the
            Three Months Ended March 31, 2003 and 2002 (Unaudited)                                   2

          Consolidated Statement of Stockholders' Equity for the Three Months Ended
            March 31, 2003 (Unaudited)                                                               3

          Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2003
            and 2002 (Unaudited)                                                                    4-5

          Notes to the Unaudited Consolidated Financial Statements                                  6-7

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                              8-15

Item 3.   Quantative and Qualitative Disclosures about Market Risk                                 16-17

Item 4.   Controls and Procedures                                                                   18

PART II   OTHER INFORMATION                                                                         19

          Section 302 Certifications                                                               20-23

          Signatures                                                                                24

EXHIBITS

          Section 906 Certification

                         PART I - FINANCIAL INFORMATION

JACKSONVILLE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2003 (UNAUDITED) AND DECEMBER 31, 2002
--------------------------------------------------------------------------------------------------------------------------

                                                                                            MARCH 31,       DECEMBER 31,
ASSETS                                                                                        2003              2002
                                                                                              ----              ----
Cash and cash equivalents                                                                $  13,208,634     $ 11,091,626
Federal funds sold                                                                           2,500,000          800,000
Investment securities - available-for-sale                                                  80,841,611       72,922,995
Mortgage-backed securities - available-for-sale                                              2,548,326        2,822,119
Federal Home Loan Bank stock                                                                 1,314,600        1,279,200
Other investment securities                                                                    699,093          701,765
Loans receivable - net of allowance for loan loss of $2,479,219 and $2,073,095 as of
  March 31, 2003 and December 31, 2002                                                     136,508,589      142,928,599
Loans held for sale - net                                                                    6,939,999        6,271,435
Premises and equipment - net                                                                 5,977,840        5,668,211
Accrued interest receivable                                                                  1,719,406        1,719,477
Goodwill                                                                                     2,726,567        2,726,567
Core deposit intangible                                                                        418,549          438,480
Capitalized mortgage servicing rights                                                        1,111,458        1,077,318
Real estate owned                                                                              622,922          442,048
Income taxes receivable                                                                        152,630          222,241
Other assets                                                                                 1,523,191        1,391,812
                                                                                         -------------    -------------

          TOTAL ASSETS                                                                   $ 258,813,415    $ 252,503,893
                                                                                         =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                 $ 232,784,963    $ 225,303,617
Other borrowings                                                                             1,276,281        2,874,707
Advance payments by borrowers for taxes and insurance                                          646,113          442,439
Accrued interest payable                                                                       883,891          995,263
Deferred compensation plan                                                                   1,948,296        1,924,718
Other liabilities                                                                              722,671          710,738
                                                                                         -------------    -------------
          Total liabilities                                                                238,262,215      232,251,482
                                                                                         -------------    -------------
Commitments and contingencies                                                                        -                -

Preferred stock, $0.01 par value - authorized 10,000,000 shares;
  none issued and outstanding                                                                        -                -

Common stock, $0.01 par value - authorized 20,000,000 shares;
  issued and outstanding, 1,921,304 shares                                                      19,213           19,213

Additional paid-in capital                                                                   6,374,463        6,374,463

Retained earnings - substantially restricted                                                13,640,167       13,294,959

Accumulated other comprehensive income                                                         517,357          563,776
                                                                                         -------------    -------------
          Total stockholders' equity                                                        20,551,200       20,252,411
                                                                                         -------------    -------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 258,813,415    $ 252,503,893
                                                                                         =============    =============

See accompanying notes to the unaudited consolidated financial statements.


JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002 (UNAUDITED)
-------------------------------------------------------------------------------------------------------------

                                                                                  2003               2002
                                                                                  ----               ----
INTEREST INCOME:
  Loans                                                                          2,632,353         3,097,333
  Investment securities                                                            762,626           633,436
  Mortgage-backed securities                                                        34,678            62,108
  Other                                                                             18,492            38,459
                                                                              ------------       -----------
        Total interest income                                                    3,448,149         3,831,336
                                                                              ------------       -----------
INTEREST EXPENSE:
  Deposits                                                                       1,516,378         1,969,739
  Other borrowings                                                                   5,755             3,231
                                                                              ------------       -----------
        Total interest expense                                                   1,522,133         1,972,970
                                                                              ------------       -----------

NET INTEREST INCOME                                                              1,926,016         1,858,366

PROVISION FOR LOAN LOSSES                                                          700,000           150,000
                                                                              ------------       -----------
NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                                                    1,226,016         1,708,366
                                                                              ------------       -----------

OTHER INCOME:
  Service charges on deposit accounts                                              158,952           160,320
  Loan servicing fees                                                               98,490            83,109
  Commission Income                                                                103,048           111,493
  Gains on sales of loans                                                          271,939           116,144
  Recovery from insurance company                                                  562,500                 -
  Other                                                                             28,987            26,157
                                                                              ------------       -----------
        Total other income                                                       1,223,916           497,223
                                                                              ------------       -----------

OTHER EXPENSES:
  Salaries and employee benefits                                                 1,029,090           994,885
  Occupancy and equipment expense                                                  294,285           252,485
  Data processing expense                                                           59,735            48,413
  Stationary and supplies                                                           41,115            43,078
  Other real estate expenses                                                        33,976             1,328
  Postage expense                                                                   35,721            34,917
  Advertising expense                                                               30,686            34,958
  Other                                                                            249,312           283,300
                                                                              ------------       -----------
        Total other expenses                                                     1,773,920         1,693,364
                                                                              ------------       -----------

INCOME BEFORE INCOME TAXES                                                         676,012           512,225
INCOME TAXES                                                                       264,611           188,917
                                                                              ------------       -----------

NET INCOME                                                                         411,401           323,308

OTHER COMPREHENSIVE INCOME-Unrealized gain (loss) on
  securities available-for-sale (Net of tax of $29,355 and $278,948)               (46,419)         (441,104)
                                                                              ------------       -----------

COMPREHENSIVE INCOME (LOSS)                                                   $    364,982      $   (117,796)
                                                                              ============       ===========

NET INCOME PER COMMON SHARE - BASIC AND DILUTED                               $       0.21       $      0.17
                                                                              ============       ===========

See accompanying notes to the unaudited consolidated financial statements.


JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2003 (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                         ACCUMULATED
                                                            ADDITIONAL                      OTHER          TOTAL
                                                 COMMON       PAID-IN        RETAINED    COMPREHENSIVE  STOCKHOLDERS' COMPREHENSIVE
                                                  STOCK       CAPITAL        EARNINGS       INCOME         EQUITY         INCOME

BALANCE, DECEMBER 31, 2002                      $ 19,213    $ 6,374,463    $ 13,294,959    $ 563,776    $ 20,252,411

  Net income                                           -              -         411,401            -         411,401    $ 411,401

  Other comprehensive income - change in
    net unrealized gains and losses on
    securities available-for-sale (net of tax)         -              -               -      (46,419)        (46,419)     (46,419)
                                                                                                                        ---------

  Comprehensive Income                                 -              -               -            -               -    $ 364,982
                                                                                                                        =========

  Dividends ($.075 per share)                          -              -         (66,193)           -         (66,193)


                                                       -              -               -            -               -
                                                --------    -----------    ------------    ---------    ------------

BALANCE, MARCH 31, 2003                         $ 19,213    $ 6,374,463    $ 13,640,167    $ 517,357    $ 20,551,200
                                                ========    ===========    ============    =========    ============


See accompanying notes to the unaudited consolidated financial statements.


JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002 (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------

                                                                                            2003               2002
                                                                                            ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                            $    411,401       $    323,308
                                                                                        ------------       ------------
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation, amortization and accretion:
        Premises and equipment                                                               116,216            114,680
        Accretion of loan fees and discounts, net                                            (56,932)           (10,165)
        Amortization of investment premiums and discounts, net                               203,237             37,049
        Amortization of intangible assets                                                     19,931             19,931
      Provision for loan losses                                                              700,000            150,000
      FHLB stock dividends                                                                   (35,400)           (17,600)
      Gains on sales of loans                                                               (271,939)          (116,144)
      Change in income taxes receivable                                                       69,611            711,401
      Changes in other assets and liabilities                                               (121,203)          (338,055)
                                                                                        ------------       ------------
        Net cash provided by operations before loan sales                                    623,521            551,097
                                                                                        ------------       ------------
      Originations of loans for sale to Freddie Mac                                      (31,394,918)       (13,083,592)
      Proceeds of sale of loans to Freddie Mac                                            30,964,153         17,424,080
                                                                                        ------------       ------------
        Net cash provided by operating activities                                            604,157          5,214,893
                                                                                        ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Change in federal funds sold, net                                                       (1,700,000)            (1,000)
  Purchases of investment securities                                                     (34,084,927)       (11,326,894)
  Maturity of investment securities available-for-sale                                    25,886,176          6,500,000
  Principal payments received on mortgage-backed securities                                  277,589            437,878
  Loan (originations) in excess of repayments                                              5,305,874          3,045,929
  Proceeds from sales of real estate owned                                                   233,583            118,306
  Additions to premises and equipment                                                       (425,845)           (42,499)
                                                                                        ------------       ------------
        Net cash (used in) investing activities                                           (4,507,550)        (1,268,280)
                                                                                        ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                                                 7,481,346          1,211,723
  Repayment of advance from Federal Home Loan Bank of Chicago
    and other borrowings                                                                  (1,598,426)          (674,578)
  Increase in advance payments by borrowers for taxes and insurance                          203,674            185,286
  Dividends Paid                                                                             (66,193)           (65,294)
                                                                                        ------------       ------------
        Net cash provided by financing activities                                          6,020,401            657,137
                                                                                        ------------       ------------

                                                                                                             (Continued)

                                                               4


JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002 (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------

                                                                                       2003               2002

NET INCREASE IN CASH AND CASH EQUIVALENTS                                          $  2,117,008       $  4,603,750

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       11,091,626         13,397,002
                                                                                   ------------       ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                             13,208,634         18,000,752
                                                                                   ============       ============
ADDITIONAL DISCLOSURES OF CASH FLOW INFORMATION -
  Cash paid during the year for:
    Interest on deposits                                                           $  1,627,750       $  2,107,777
    Interest on other borrowings                                                          5,820              3,166
    Income taxes, net of (refunds)                                                      195,000           (522,484)

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Real estate acquired in settlement of loans                                           471,068            150,267
  Loans to facilitate sales of real estate owned                                              -            127,035

See accompanying notes to the unaudited consolidated financial statements.                              (Concluded)











                                                          5

JACKSONVILLE BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   FINANCIAL STATEMENTS

     The unaudited consolidated financial statements include the accounts of Jacksonville Bancorp, Inc. and its wholly-owned subsidiary, Jacksonville Savings Bank (the "Bank") and its wholly-owned subsidiary, Financial Resources Group, Inc. collectively (the "Company"). All significant intercompany accounts and transactions have been eliminated.

     In the opinion of management, the preceding unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of March 31, 2003 and December 31, 2002 and the results of its operations for the three month periods ended March 31, 2003 and 2002. The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the results which may be expected for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2002 filed as an exhibit to the Company's Form 10-K filed in March, 2003. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP) and to prevailing practices within the industry.

     Certain amounts included in the 2002 consolidated statements have been reclassified to conform to the 2003 presentation.

2.   EARNINGS PER SHARE

     EARNINGS PER SHARE - Basic earnings per share is determined by dividing net income for the period by the weighted average number of common shares. Diluted earnings per share considers the potential effects of the exercise of the outstanding stock options under the Company's Stock Option Plan.

     The following reflects earnings per share calculations for basic and diluted methods:

                                                                                MARCH 31,
                                                                                ---------
                                                                         2003              2002
                                                                         ----              ----
     Net income available to common stockholders                     $   411,401       $   323,308

     Basic average shares outstanding                                  1,921,304         1,909,304

     Diluted potential common shares:

       Stock option equivalents                                           33,557            22,156
                                                                     -----------       -----------
          Diluted average shares outstanding                           1,954,861         1,931,460
                                                                     -----------       -----------

     Basic earnings per share                                        $      0.21       $      0.17
                                                                     ===========       ===========
     Diluted earnings per share                                      $      0.21       $      0.17
                                                                     ===========       ===========

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

4.   STOCK OPTION PLANS

     The Company's 1996 Stock Option Plan was adopted on April 23, 1996 with a total of 83,625 shares of common stock reserved and awarded. Awards vested 20% per year and expire after ten years and are exercisable at a price of $8.83 per share. The Company's 2001 Stock Option Plan was adopted on April 30, 2001 with a total of 87,100 shares reserved and awarded. Awards granted in 2001 vested immediately and expire after ten years and are exercisable at a price of $10 per share.

     As permitted under accounting principles generally accepted in the United States of America, grants of options under the plans are accounted for under the recognition and measurement principles of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations. Because options granted under the plans had an exercise price equal to market value of the underlying common stock on the date of grant, no stock-based employee compensation cost is included in determining net income. The following table illustrates the effect on the net income (loss) (in thousands) and earnings (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to stock-based employee compensation.

     No options were granted in 2002 or 2003, therefore, there was no compensation expense recognized for the three months ended March 31, 2003 or 2002, under APB Opinion No 25 or the fair value recognition provisions of FAS No 123.


                                   * * * * * *

JACKSONVILLE BANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of the Company. Statements contained in this Form 10-Q, which are not historical facts, are forward-looking statements, as the term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed in documents filed by the Company with the Federal Deposit Insurance Corporation from time to time. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and accompanying notes thereto.

FORWARD LOOKING STATEMENTS

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

FINANCIAL CONDITION

MARCH 31, 2003 COMPARED TO DECEMBER 31, 2002

Total assets grew $6.3 million to $258,813,000 at March 31, 2003, from the $252,504,000 at December 31, 2002. The increase in assets was funded by a $7,481,000 increase in deposits during this same time frame. Loans declined by $6,420,000 due to increased loan sales to the secondary market. Consequently, our investment portfolio increased by a $7,951,000, cash and cash equivalents increased by $2,117,000, and federal funds sold increased by $1,700,000. Mortgage backed securities declined $274,000 due to principal payments and the reinvestment of these funds into U.S. Agency securities. Other borrowings decreased $1,598,000 due to lower balances on overnight repurchase agreements.

Stockholders' equity increased $299,000 to $20,551,000 at March 31, 2003. The increase resulted from net income of $411,000 offset by the payment of $66,000 in dividends and a $46,000 decrease in unrealized gains, net of tax, on available-for-sale securities.

RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND
2002

GENERAL: Net income for the three months ended March 31, 2003 was $411,000, or $0.21 per common share, basic and diluted. Net income totalled $323,000, or $0.17 per common share, basic and diluted, for the three months ended March 31, 2002. The increase of $88,000 in net income is primarily due to an increase of $68,000 in net interest income and an increase of $727,000 in other income, offset by increases of $550,000 in the provision for loan losses, $81,000 in other expenses, and $76,000 in income taxes. The increase in other income is mostly comprised of a $562,500 insurance recovery. This amount represents the negotiated settlement with the Company's insurance carrier regarding the loan defalcation discovered during 2001.

INTEREST INCOME: Total interest income for the three months ended March 31, 2003 decreased $383,000 from the same period of 2002. The primary reason for this decrease is a $465,000 decrease in interest income on loans for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. The decrease in interest income on loans is primarily due to the decline in the average balance of the loan portfolio to $146.6 million for the first three months of 2003 compared to $156.5 million for the same period of 2002, as well as a decrease in the average yield of the loan portfolio to 7.18% at March 31, 2003 from 7.92% at March 31, 2002. The loan portfolio has decreased due to the increased sales of fixed-rate, long-term residential loans to the secondary market. These loans are sold in order to reduce the Company's exposure to interest rate risk. Management believes these loans will experience much slower prepayment speeds given the unprecedented low interest rates experienced during the past two years.

Interest income on investment securities increased $130,000 for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. The increase in interest income on investment securities reflects the increased average balance of the investment portfolio of $76.4 million during the first quarter of 2003 compared to the average of $47.0 million during the first quarter of 2002. The weighted average yield decreased during this same time frame to 3.99% from 5.39% for the three months ended March 31, 2003 and 2002, respectively. The average yield has been affected by the short-term nature of the investment portfolio. The effective duration of the investment portfolio is
0.95 years as of March 31, 2003. Management has maintained a short duration of the portfolio in order to reinvest when market rates begin to rise, and in order to provide sufficient funds for loan demand. The investment portfolio consists primarily of short-term Treasury securities and U.S. Agency securities with call features.

Interest income on mortgage-backed securities declined $27,000 during the first quarter of 2003 compared to the same quarter in 2002. The change is due to a decrease in the average balance of mortgage-backed securities to $2.6 million from $3.9 million for the first three months of 2003 and 2002, respectively, and a decrease in the weighted average yield to 5.31% at March 31, 2003 from 6.31% at March 31, 2002.

Interest income on other investments, which include federal funds sold and interest bearing deposit accounts, decreased $21,000 during the three months ended March 31, 2003 as compared to the same period in 2002. The average balance of these investments equalled $6.7 million and $10.5 million for the three months ended March 31, 2003 and 2002, respectively. The decrease in interest income on other investments is also due to a decline in the weighted average yield on these investments to 1.10% for the first quarter of 2003 from 1.47% for the first quarter of 2002, reflecting the declining interest rate environment.

INTEREST EXPENSE: Total interest expense for the three months ended March 31, 2003 decreased $451,000 compared to the three months ended March 31, 2002. The lower interest expense was due to a decrease of $454,000 in the cost of deposits, offset by a $3,000 increase in interest expense on borrowed funds. The average balance of deposits increased to $213.0 million for the first quarter of 2003 from $205.0 million during the first quarter of 2002. The increase of $8.0 million in the average balance of deposits is due to normal deposit growth. The weighted average cost of deposits decreased to 2.85% from 3.84% during the first three months of 2003 and 2002, respectively.

Interest paid on borrowed funds increased $3,000 primarily due to a $854,000 growth in the average balance of borrowings during the first three months of 2003 compared to the same period in 2002. The only outstanding borrowed funds consist of securities sold under agreements to repurchase. The growth in average balances was offset by decreased average cost of deposits to 1.35% from and 1.52% for the three months ended March 31, 2003 and 2002, respectively.

PROVISION FOR LOAN LOSSES: The provision for loan losses is determined by management as the amount needed to replenish the allowance for loan losses, after net charge-offs have been deducted, to a level considered adequate to absorb inherent losses in the loan portfolio, in accordance with accounting principles generally accepted in the United States of America.

The provision for loan losses increased $550,000 to $700,000 for the three months ended March 31, 2003 compared to the same period in 2002. The additional provision was made to bring the allowance for loan losses to a level deemed adequate following management's evaluation of the repayment capacity and collateral protection afforded by each problem credit identified by management. This review also considered the current economic downturn, which has resulted in increased bankruptcies and foreclosures in the Company's market area, which have further contributed to the recent increases in delinquencies and charge-offs. During the fourth quarter of 2002, the Company revised its lending policies and procedures in order to strengthen underwriting practices. The Company hired an additional collector during the first quarter of 2003 to help manage the level of delinquencies, bankruptcies, and foreclosures. The Company's officer loan committee continues to meet daily to address these issues and attempt to prevent any further deterioration in asset quality.

The allowance for loan losses increased to $2,479,000 at March 31, 2003 from $2,073,000 at December 31, 2002. The increase is the result of the provision for loan losses exceeding the net charge-offs. Net charge-offs increased to $294,000 during the first quarter of 2003 compared to net charge-offs of $238,000 during the first quarter of 2002. Refer to the following table regarding nonperforming assets.


                                                              3/31/03        12/31/02
                                                              -------        --------
                                                               (Dollars in Thousands)
        Non-accruing loans:
          One-to-four family residential                           677             769
          Commerical and agricultural real estate                  186             186
          Commercial and agricultural business                     488             301
          Home equity/Home improvement                           1,392           1,860
          Automobile                                               170             196
          Other consumer                                           173             198
                                                            ----------      ----------
             Total                                               3,086           3,510
                                                            ==========      ==========
        Accruing loans delinquent more than 90 days:
          One-to-four family residential                           192              64
          Commerical and agricultural real estate                  259             259
          Automobile                                                14               -
          Other consumer                                            31              28
                                                            ----------      ----------
             Total                                                 496             351
                                                            ==========      ==========
        Foreclosed assets:
          One-to-four family residential                           603             422
          Commercial and agricultural real estate                   20              20
          Automobile                                                51              38
                                                            ----------      ----------
             Total                                                 674             480
                                                            ==========      ==========

        Total nonperforming assets                          $    4,256      $    4,341
                                                            ==========      ==========

        Total as a percentage of total assets                     1.64%           1.72%
                                                                  ====            ====

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of operations and financial condition in preparing its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes that critical accounting policies, which include the allowance for loan losses, are those most important to the portrayal of the Company's financial condition and results and requires management's most difficult, subjective and complex judgements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

The allowance for loan losses is a material estimate that is particularly susceptible to significant changes in the near term and is established through a provision for loan losses. The allowance is based upon past loan experience and other factors which, in management's judgement, deserve current recognition in estimating loan losses. The balance of the allowance is based on ongoing, quarterly assessments of the probable estimated losses in the loan portfolio. The evaluation includes a review of all loans on which full collectibility may not be reasonable assured. The Company's methodology for assessing the appropriateness of the allowance consists of applying several formula methods to identified problem loan and portfolio segments. The allowance is calculated by estimating the exposure on identified problem loan and portfolio segments and applying loss factors to the remainder of the portfolio based upon an internal risk grade of such loans or pools of loans. Changes in risk grades of both performing and nonperforming loans affect the amount of the allowance. Loss factors are based primarily on historical loss experience over the past three to five years, and may be adjusted for other significant conditions that, in management's judgement, affect the collectibility of the loan portfolio.

Since the allowance for loan losses is based upon estimates of probable losses, the amount actually observed can vary significantly from the estimated amounts. The historical loss factors attempt to reduce this variance by taking into account recent loss experience. Management evaluates several other conditions in connection with the allowance, including general economic and business conditions, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the portfolio, and regulatory examination results. Management believes it uses the best information available to make such determinations. If circumstances differ substantially from the assumptions used in making determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be affected. While the Company believes it has established its existing allowance for loan losses in conformity with accounting principles generally accepted in the United States, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request an increase in the allowance for loan losses. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that increases to the allowance will not be necessary if loan quality deteriorates. Management will continue to monitor the loan portfolio and assess the adequacy of the allowance at least quarterly.

OTHER INCOME: Total other income for the three months ended March 31, 2003 increased $727,000 from the comparable period in 2002. The increase in other income is primarily due to the $562,500 recovery from the Company's insurance carrier. The remainder of the increase is due to $156,000 in additional gains on loan sales to the secondary market. Declining market interest rates have resulted in a larger volume of fixed rate loans sold in the secondary market of $31.0 million and $17.4 million for the first quarter of 2003 and 2002, respectively.

OTHER EXPENSE: Total other expense for the three months ended March 31, 2003 increased $81,000 from the same period of 2002. Increases of $42,000 in occupancy expense, $33,000 in real estate owned expense, and $34,000 in salaries and benefits were offset by a decrease of $38,000 in losses and expenses related to the loan defalcation, which were recognized during the first quarter of 2002.

INCOME TAXES: The provision for income taxes increased $76,000 for the three months ended March 31, 2003 compared to the same period in 2002. The increase is directly attributable to a higher level of income in 2003 as compared to 2002.

LIQUIDITY AND CAPITAL RESOURCES: The Company's most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company's operating, financing, and investing activities. At March 31, 2003 and December 31, 2002, cash and cash equivalents totaled $13.2 million and $11.1 million, respectively. The Company's primary sources of funds include principal and interest repayments on loans (both scheduled and prepayments), maturities of investment securities and principal repayments from mortgage-backed securities (both scheduled and prepayments). During the past twelve months, the most significant sources of funds have been deposit growth and loan sales to the secondary market. These funds have been used for new loan originations and the purchase of investment securities.

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

Liquidity management is both a short- and long-term responsibility of management. The Company adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected purchases of investment and mortgage-backed securities, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) liquidity of its asset/liability management program. Excess liquidity is generally invested in interest-earning overnight deposits and other short-term U.S. agency obligations. If the Company requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB. The Company may borrow from the FHLB under a blanket agreement which assigns all investments in FHLB stock as well as qualifying first mortgage loans equal to 150% of the outstanding balance as collateral to secure the amounts borrowed. This borrowing arrangement is limited to a maximum of 30% of the Company's total assets or twenty times the balance of FHLB stock held by the Company. At March 31, 2003, the Company had no outstanding advances and approximately $26.3 million available to it under the above-mentioned borrowing arrangement.

The Company maintains minimum levels of liquid assets as established by the Board of Directors. The Company's year-to-date liquidity ratios at March 31, 2003 and December 31, 2002 were 41.7% and 34.4%, respectively. This ratio represents the volume of short-term liquid assets as a percentage of net deposits and borrowings due within one year.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments and operations. At March 31, 2003, the Company had outstanding commitments to originate loans of approximately $33.0 million, including $19.4 million committed for sale in the secondary market. The Company also has $96,000 in outstanding letters of credit. The Company has a contract for the construction of an addition to the main office facility, with approximately $1.6 million remaining to be funded. The construction is expected to be completed by October 2003. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined). Management believes, at March 31, 2003, that the Company meets all its capital adequacy requirements.

Under Illinois law, Illinois-chartered savings banks are required to maintain a minimum core capital to total assets ratio of 3%. The Illinois Commissioner of Savings and Residential Finance (the "Commissioner") is authorized to require a savings bank to maintain a higher minimum capital level if the Commissioner determines that the savings bank's financial condition or history, management or earnings prospects are not adequate. If a savings bank's core capital ratio falls below the required level, the Commissioner may direct the savings bank to adhere to a specific written plan established by the Commissioner to correct the savings bank's capital deficiency, as well as a number of other restrictions on the savings bank's operations, including a prohibition on the declaration of dividends by the savings bank's board of directors. At March 31, 2003, the Bank's core capital ratio was 6.73% of total average assets, which substantially exceeded the required amount.

The Bank is also required to maintain regulatory capital requirements imposed by the Federal Deposit Insurance Corporation. The Bank must have: (i) Tier 1 Capital to Average Assets of 4.0%, (ii) Tier 1 Capital to Risk-Weighted Assets of 4.0%, and (iii) Total Capital to Risk-Weighted Assets of 8.0%. At March 31, 2003, minimum requirements and the Bank's actual ratios are as follows:

                                                                03/31/03    12/31/02    MINIMUM
                                                                 ACTUAL      ACTUAL     REQUIRED
  Tier 1 Capital to Average Assets                                6.73 %      6.66 %      4.00 %
  Tier 1 Capital to Risk-Weighted Assets                         10.73 %     10.42 %      4.00 %
  Total Capital to Risk-Weighted Assets                          11.98 %     11.67 %      8.00 %

Future capital levels should benefit from the decision of the Bank's parent company, Jacksonville Bancorp, MHC, to waive its right to receive dividends. The mutual holding company has received approval from its primary regulator, the Office of Thrift Supervision, for such waivers through the quarter ended September 30, 2003.

EFFECT OF INFLATION AND CHANGING PRICES: The consolidated financial statements and related financial data presented herein have been prepared in accordance with GAAP which require the measurement of financial position and operating results in terms of historical dollars, without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.


                              CONSOLIDATED AVERAGE BALANCE SHEET AND INTEREST RATES
                                               (dollars in thousands)
------------------------------------------------------------------------------------------------------------------------
                                                                     THREE MONTHS ENDED MARCH 31
                                               -------------------------------------------------------------------------
                                                              2003                                 2002
                                               -----------------------------------   -----------------------------------
                                                 AVERAGE                              AVERAGE
                                                 BALANCE    INTEREST   YIELD/COST     BALANCE     INTEREST   YIELD/COST
                                               -----------------------------------   -----------------------------------
Interest-earnings assets:
  Loans                                        $  146,553   $  2,632       7.18%     $  156,464   $  3,097       7.92%
  Investment securities                            76,442        763       3.99%         46,981        633       5.39%
  Mortgage-backed securities                        2,611         35       5.31%          3,936         62       6.31%
  Other                                             6,749         18       1.10%         10,508         39       1.47%
                                               ----------   --------                 ----------   --------
      Total interest-earning assets               232,355      3,448       5.94%        217,889      3,831       7.03%

Non-interest earnings assets                       18,833                                20,494
                                               ----------                            ----------
      Total assets                             $  251,188                            $  238,383
                                               ==========                            ==========
Interest-bearing liabilities:
  Deposits                                     $  212,976   $  1,516       2.85%     $  205,048   $  1,970       3.84%
  Short-term borrowings                             1,707          6       1.35%            853          3       1.52%
                                               ----------   --------                 ----------   --------
      Total interest-bearing liabilities          214,683      1,522       2.84%        205,901      1,973       3.83%

Non-interest bearing liabilities                   16,202                                13,189
Stockholders' equity                               20,303                                19,293
                                               ----------                            ----------
      Total liabilities/stockholders' equity   $  251,188                            $  238,383
                                               ==========                            ==========

Net interest income                                         $  1,926                              $  1,858
                                                            ========                              ========
Interest rate spread (average yield earned
  minus average rate paid)                                                 3.10%                                 3.20%
                                                                           ====                                  ====

Net interest margin (net interest income
  divided by average interest-earning assets)                              3.32%                                 3.41%
                                                                           ====                                  ====


                                               ANALYSIS OF VOLUME AND RATE CHANGES
                                                         (in thousands)
                        ----------------------------------------------------------------------------------
                                                   THREE MONTHS ENDED MARCH 31
                        ----------------------------------------------------------------------------------
                                                                             2003 COMPARED TO 2002
                                                                           INCREASE(DECREASE) DUE TO
                                                                     -------------------------------------
                                                                        RATE        VOLUME         NET
                                                                     -------------------------------------
                        Interest-earnings assets:
                          Loans                                       $   (276)    $   (189)    $   (465)
                          Investment securities                           (195)         325          130
                          Mortgage-backed securities                        (9)         (18)         (27)
                          Other                                             (8)         (13)          21
                              Total net change in income on
                                interest-earning assets                   (488)         105         (341)

                        Interest-bearing liabilities:
                          Deposits                                        (527)          73         (454)
                          Other borrowings                                   -            3            3
                              Total net change in expense on
                                interest-bearing liabilities              (527)          76          (451)

                        Net change in net interest income             $     39     $     29     $      68



                                                                     15

JACKSONVILLE BANCORP, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

The Company's policy in recent years has been to reduce its interest rate risk by better matching the maturities of its interest rate sensitive assets and liabilities, selling its long-term fixed-rate residential mortgage loans with terms of 15 years or more to Freddie Mac, originating adjustable rate loans, balloon loans with terms ranging from three to five years and originating consumer and commercial business loans, which typically are for a shorter duration and at higher rates of interest than one-to-four family loans. The Company also maintains a portfolio of mortgage-backed securities, virtually all of which have adjustable interest rates. The remaining investment portfolio has been laddered to better match the interest-bearing liabilities. With respect to liabilities, the Company has attempted to increase its savings and transaction deposit accounts, which management believes are more resistant to changes in interest rates than certificate accounts. The Board of Directors appoints the Asset-Liability Management Committee (ALCO), which is responsible for reviewing the Company's asset and liability policies. The ALCO meets quarterly to review interest rate risk and trends, as well as liquidity and capital ratio requirements.

During 2002, the Company began using a comprehensive asset/liability software package provided by a third-party vendor to perform interest rate sensitivity analysis for all product categories. The primary focus of the Company's analysis is on the effect of interest rate increases and decreases on net interest income. Management believes that this analysis reflects the potential effects on current earnings of interest rate changes. Call criteria and prepayment assumptions are taken into consideration for investment securities and loans. All of the Company's interest sensitive assets and liabilities are analyzed by product type and repriced based upon current offering rates. The software performs interest rate sensitivity analysis by performing rate shocks of plus or minus 300 basis points in 100 basis point increments.

The following table shows projected results at March 31, 2003 and December 31, 2002 of the impact on net interest income from an immediate change in interest rates, as well as the benchmarks established by the ALCO. The results are shown as a dollar and percentage change in net interest income over the next twelve months.

                                       CHANGE IN NET INTEREST INCOME
                                                (000's omitted)
                       --------------------------------------------------------------
                                3/31/03                  12/31/02
                       --------------------------------------------------    ALCO
                        $ Change      % Change   $ Change       % Change   Benchmark
Rate Shock:            --------------------------------------------------------------
 + 200 basis points        (156)        -2.01%       202          2.60%  > (20.00)%
 + 100 basis points        (166)        -2.14%       211          2.71%  > (12.50)%
 - 100 basis points        (196)        -2.52%       222          2.86%  > (12.50)%
 - 200 basis points        (210)        -2.71%       227          2.92%  > (20.00)%

The foregoing computations are based upon numerous assumptions, including relative levels of market interest rates, prepayments, and deposit mix. The computed estimates should not be relied upon as a projection of actual results. Despite the limitations on precision inherent in these computations, management believes that the information provided is reasonably indicative of the effect of changes in interest rate levels on the net earning capacity of the Company's current mix of interest earning assets and interest bearing liabilities. Management continues to use the results of these computations, along with the results of its computer model projections, in order to maximize current earnings while positioning the Company to minimize the effect of a prolonged shift in interest rates that would adversely affect future results of operations.

At the present time, the most significant market risk affecting the Company is interest rate risk. Other market risks such as foreign currency exchange risk and commodity price risk do not occur in the normal business of the Company. The Company also is not currently using trading activities or derivative instruments to control interest rate risk.

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

          None.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

Item 5.   OTHER INFORMATION

          None.

Item 6.   EXHIBITS

          99.1 Section 906 Certification

          REPORTS ON FORM 8-K

          Item 9 FD disclosure - Earnings Release filed with SEC on April 10, 2003.

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


    May 14, 2003                         /s/ Richard A. Foss
------------------------                 -------------------------------------
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


   May 14, 2003                          /S/ Diana S. Tone
------------------------                 -------------------------------------
Date                                     Diana S. Tone
                                         Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           JACKSONVILLE BANCORP, INC.
                                           Registrant

Date:   May 14, 2003                       /S/ Richard A. Foss
     ------------------------              -------------------------------------
                                           Richard A. Foss
                                           President and Chief Executive Officer



                                           /S/ Diana S. Tone
                                           -------------------------------------
                                           Diana S. Tone
                                           Chief Financial Officer