Form 10-Q
period 2003-06-30
JACKSONVILLE BANCORP INC
filed 2003-08-11
CIK 1172097

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended June 30, 2003
                                                  -------------
OR

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

Indicate by check whether issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           [X]  Yes         [ ]  No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

                           [ ]  Yes         [X]  No

As of July 31, 2003, there were 1,940,542 shares (*) of the Registrant's common stock issued and outstanding.

(*) As of July 31, 2003, 1,038,738 shares were owned by Jacksonville Bancorp, M.H.C., the Company's mutual holding company parent.


JACKSONVILLE BANCORP, INC.

FORM 10-Q

JUNE 30, 2003
TABLE OF CONTENTS
----------------------------------------------------------------------------------------------------------------

                                                                                                       PAGE
PART I       FINANCIAL INFORMATION

Item 1.      Financial Statements

             Consolidated Balance Sheets at June 30, 2003 and December 31 , 2002 (Unaudited)            1

             Consolidated Statements of Income and Comprehensive Income for the Three Months
               and Six Months Ended June 30, 2003 and 2002 (Unaudited)                                  2

             Consolidated Statement of Stockholders' Equity for the Six Months Ended
               June 30, 2003 (Unaudited)                                                                3

             Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2003
               and 2002 (Unaudited)                                                                     4-5

             Notes to Unaudited Consolidated Financial Statements                                       6-8

Item 2.      Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                                    9-17

Item 3.      Quantitative and Qualitative Disclosures about Market Risk                                 18-19

Item 4.      Controls and Procedures                                                                    20

PART II      OTHER INFORMATION                                                                          21

             Signatures                                                                                 22

EXHIBITS
             Section 302 Certifications

             Section 906 Certification


                         PART I - FINANCIAL INFORMATION


JACKSONVILLE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2003 AND DECEMBER 31, 2002 (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------
                                                                                     JUNE 30,       DECEMBER 31,
ASSETS                                                                                 2003             2002
                                                                                 ---------------  ---------------
Cash and cash equivalents                                                         $  11,242,250    $  11,091,626
Federal funds sold                                                                      500,000          800,000
Investment securities - available for sale                                           95,441,234       72,922,995
Mortgage-backed securities - available for sale                                           4,420        2,822,119
Federal Home Loan Bank stock                                                          1,335,500        1,279,200
Other investment securities                                                             654,148          701,765
Loans receivable - net of allowance for loan loss of $2,602,906 and $2,073,095
   as of June 30, 2003 and December 31, 2002, respectively                          129,658,865      142,928,599
Loans held for sale - net                                                             7,664,507        6,271,435
Premises and equipment - net                                                          6,540,409        5,668,211
Goodwill                                                                              2,726,567        2,726,567
Core deposit intangible                                                                 398,618          438,480
Accrued interest receivable                                                           1,671,937        1,719,477
Capitalized mortgage servicing rights                                                 1,151,819        1,077,318
Income taxes receivable                                                                 248,846          222,241
Real estate owned                                                                       423,897          442,048
Other assets                                                                          1,493,068        1,391,812
                                                                                  -------------    -------------

TOTAL ASSETS                                                                      $ 261,156,085    $ 252,503,893
                                                                                  =============    =============

TOTAL LIABILITES AND STOCKHOLDERS' EQUITY
Deposits                                                                          $ 234,175,909    $ 225,303,617
Other borrowings                                                                      1,857,183        2,874,707
Advance payments by borrowers for taxes and insurance                                   785,690          442,439
Accrued interest payable                                                                820,159          995,263
Deferred compensation payable                                                         1,977,654        1,924,718
Other liabilities                                                                       810,352          710,738
                                                                                  -------------    -------------
     Total liabilities                                                              240,426,947      232,251,482
                                                                                  -------------    -------------
Preferred stock, $0.01 par value - authorized 10,000,000 shares;
  none issued and outstanding                                                                 -                -

Common stock, $0.01 par value - authorized 20,000,000 shares;
  issued and outstanding, 1,940,542 shares and 1,912,304 shares
  at June 30, 2003 and December 31, 2002, respectively                                   19,405           19,213

Additional paid-in-capital                                                            6,389,330        6,374,463

Retained earnings - substantially restricted                                         13,738,339       13,294,959

Accumulated other comprehensive income                                                  582,064          563,776
                                                                                  -------------    -------------

     Total stockholders' equity                                                      20,729,138       20,252,411
                                                                                  -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 261,156,085    $ 252,503,893
                                                                                  =============    =============

See accompanying notes to the unaudited consolidated financial statements.

                                                        1


JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002 (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------
                                                                THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                     JUNE 30,                      JUNE 30,
                                                           ----------------------------  ---------------------------
                                                               2003            2002          2003            2002
INTEREST INCOME:
  Loans                                                    $  2,433,811    $  2,934,572  $  5,066,165   $  6,031,905
  Investment securities                                         760,892         835,078     1,523,518      1,468,514
  Mortgage-backed securities                                     17,093          56,319        51,771        118,427
  Other                                                          28,927          43,196        47,419         81,655
                                                           ------------    ------------  ------------   ------------
          Total interest income                               3,240,723       3,869,165     6,688,873      7,700,501
                                                           ------------    ------------  ------------   ------------
INTEREST EXPENSE
  Deposits                                                    1,468,518       1,863,336     2,984,897      3,833,075
  Other borrowings                                                4,248           2,861        10,003          6,092
                                                           ------------    ------------  ------------   ------------
          Total interest expense                              1,472,766       1,866,197     2,994,900      3,839,167
                                                           ------------    ------------  ------------   ------------

NET INTEREST INCOME                                           1,767,957       2,002,968     3,693,973      3,861,334

PROVISION FOR LOAN LOSSES                                       825,000         225,000     1,525,000        375,000
                                                           ------------    ------------  ------------   ------------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                     942,957       1,777,968     2,168,973      3,486,334
                                                           ------------    ------------  ------------   ------------
OTHER INCOME:
  Gains on sales of loans                                       320,964          46,428       592,903        162,572
  Gains on sales of securities                                  279,994         106,254       279,994        106,254
  Service charges on deposit accounts                           174,899         171,745       333,851        332,064
  Commission income                                             150,775          86,790       253,823        198,283
  Loan servicing fees                                           101,121          92,621       199,611        175,730
  Recovery from insurance company                                     -               -       562,500              -
  Other                                                          54,369          23,227        83,355         49,385
                                                           ------------    ------------  ------------   ------------
          Total other income                                  1,082,122         527,065     2,306,037      1,024,288
                                                           ------------    ------------  ------------   ------------
OTHER EXPENSES:
  Salaries and employee benefits                              1,031,889       1,009,413     2,060,978      2,004,298
  Occupancy and equipment expense                               277,791         266,367       572,075        518,852
  Data processing expense                                        70,709          49,075       130,444         97,488
  Legal and accounting expense                                   38,050          20,511        63,439         42,053
  Postage expense                                                32,731          39,018        68,452         73,935
  Real estate owned expense                                      24,602          88,062        58,578         89,390
  Advertising expense                                            23,996          38,353        54,682         73,311
  Other                                                         272,840         238,938       537,878        543,774
                                                           ------------    ------------  ------------   ------------
          Total other expenses                                1,772,608       1,749,737     3,546,526      3,443,101
                                                           ------------    ------------  ------------   ------------

INCOME BEFORE INCOME TAX                                        252,471         555,296       928,484      1,067,521
INCOME TAX                                                       86,773         199,278       351,384        388,195
                                                           ------------    ------------  ------------   ------------

NET INCOME                                                 $    165,698    $    356,018  $    577,100   $    679,326

OTHER COMPREHENSIVE INCOME - Unrealized gain
 (loss) on securities available-for-sale (Net of tax of
 $40,920, $365,090, $11,565, and $86,142, respectively)          64,707         577,322        18,288        136,218
                                                           ------------    ------------  ------------   ------------
COMPREHENSIVE INCOME                                       $    230,405    $    933,340  $    595,388   $    815,544
                                                           ============    ============  ============   ============
NET INCOME PER COMMON SHARE, BASIC                         $       0.09    $       0.19  $       0.30   $       0.36
                                                           ============    ============  ============   ============
NET INCOME PER COMMON SHARE, DILUTED                       $       0.08    $       0.18  $       0.29   $       0.35
                                                           ============    ============  ============   ============
DIVIDENDS PAID PER COMMON SHARE                            $       0.08    $       0.08  $       0.15   $       0.15
                                                           ============    ============  ============   ============

See accompanying notes to unaudited consolidated financial statements

                                                                 2


JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2003 (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------------

                                                                                   Accumulated
                                                         Additional                    Other          Total
                                              Common       Paid-in      Retained   Comprehensive  Stockholders'  Comprehensive
                                               Stock       Capital      Earnings      Income         Equity          Income

BALANCE, DECEMBER 31, 2002                  $   19,213  $  6,374,463  $ 13,294,959  $   563,776  $  20,252,411

  Net Income                                         -             -       577,100            -        577,100        577,100

  Other comprehensive income -change in
    net unrealized gains and losses on
    securities available for sale
    (net of tax)                                     -             -             -       18,288         18,288         18,288
                                                                                                                   ----------
Comprehensive Income                                 -             -             -            -              -        595,388
                                                                                                                   ==========

Exercise of stock options                          192        14,867             -            -         15,059

Dividends ($0.15 per share)                          -             -      (133,720)           -       (133,720)
                                            ----------  ------------  ------------  -----------  -------------
BALANCE, JUNE 30, 2003                      $   19,405  $  6,389,330  $ 13,738,339  $   582,064  $  20,729,138
                                            ==========  ============  ============  ===========  =============

See accompanying notes to unaudited consolidated financial statements.





                                                              3


JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002 (UNAUDITED)
-------------------------------------------------------------------------------------------------------------
                                                                                    SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                            --------------------------------
                                                                                  2003             2002
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                $     577,100      $     679,326
                                                                            -------------      -------------
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation, amortization and accretion:
        Premises and equipment                                                    232,410            225,170
        Accretion of loan fees and discounts, net                                 (29,669)           (28,466)
        Amortization of investment premiums and discounts, net                    360,607            (12,637)
        Amortization of intangible assets                                          39,862             39,861
      Provision for loan losses                                                 1,525,000            375,000
      Gains on sales of loans                                                    (592,903)          (162,572)
      Loss on sale of real estate owned                                            15,695             36,394
      Gains on sales of securities                                               (279,994)          (106,254)
      Stock dividends on FHLB stock                                               (56,300)           (32,700)
      Changes in income taxes receivable                                          (26,605)           604,179
      Changes in other assets and liabilities                                     (40,330)          588,455
                                                                            -------------      -------------
          Net cash provided by operations before loan sales                     1,724,873          2,205,756
      Origination of loans for sale to Freddie Mac                            (73,436,040)       (21,464,777)
      Proceeds from sales of loans to Freddie Mac                              72,561,370         25,066,017
                                                                            -------------      -------------
          Net cash provided by operating activities                               850,203          5,806,996
                                                                            -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Changes in federal funds sold, net                                              300,000             (1,000)
  Maturity of investment securities available-for-sale                         52,386,176         14,250,000
  Proceeds from sale of investment and mortgage-backed securities              14,102,937          6,647,746
  Principal payments received on mortgage-backed securities                       490,678            811,029
  Proceeds from sale of other real estate owned                                   472,881            638,398
  Loan originations, net of repayments                                         11,256,474          3,038,751
  Purchases of investment securities available-for-sale                       (86,683,475)       (31,578,725)
  Additions to premises and equipment                                          (1,104,608)          (144,245)
                                                                            -------------      -------------

          Net cash (used in) investing activities                              (8,778,937)        (6,338,046)
                                                                            -------------      -------------



JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002 (UNAUDITED)
-------------------------------------------------------------------------------------------------------------
                                                                                    SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                            ----------------------------------
                                                                                  2003           2002
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                                  $    8,872,292    $    2,242,844
  Repayment of advances from Federal Home Loan Bank of Chicago
    and other borrowings                                                        (1,017,524)         (467,657)
  Increase in advance payments by borrowers for taxes and insurance                343,251            48,791
  Exercise of stock options                                                         15,059                 -
  Dividends paid - common stock                                                   (133,720)         (130,586)
                                                                            --------------    --------------

          Net cash provided by financing activities                              8,079,358         1,693,392
                                                                            --------------    --------------

NET INCREASE  IN CASH AND CASH EQUIVALENTS                                         150,624         1,162,342

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                    11,091,626        13,397,002
                                                                            --------------    --------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                      $   11,242,250    $   14,559,344
                                                                            ==============    ==============

ADDITIONAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest on deposits                                                    $    3,160,001    $    4,013,789
    Interest on other borrowings                                                    10,003             6,014
    Income taxes paid (received)                                                   353,989          (215,984)


NONCASH INVESTING AND FINANCING ACTIVITIES:
  Real estate acquired in settlement of loans                               $      579,068    $      344,472
  Loans to facilitate sales of real estate owned                                    61,139           127,035

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

     In the opinion of management, the prevailing unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of June 30, 2003 and December 31, 2002 and the results of operations for the three and six month periods ended June 30, 2003 and 2002. The results of operations for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results which may be expected for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2002 filed as an exhibit to the Company's 10-K filed in March 2003. The accounting and reporting policies of the Company and its subsidiary conform to accounting principles generally accepted in the United States of America and to the prevailing practices within the banking industry.

     Certain amounts included in the 2002 consolidated statements have been reclassified to conform to the 2003 presentation.

2.   EARNINGS PER SHARE

     EARNINGS PER SHARE - Basic earnings per share is determined by dividing net income for the period by the weighted average number of common shares outstanding. Diluted earnings per share considers the potential effects of the exercise of the outstanding stock options under the Company's Stock Option Plans.

     The following reflects earnings per share calculations for the basic and diluted methods:

                                                    Three Months Ended           Six Months Ended
                                                         June 30,                     June 30,
                                                --------------------------   --------------------------
                                                    2003          2002          2003            2002

Net income available to common shareholders     $   165,698    $   356,018   $   577,100    $   679,326

Basic potential common shares:
  Weighted average shares outstanding             1,928,291      1,909,304     1,924,817      1,909,304
                                                -----------    -----------   -----------    -----------
Diluted potential common shares:
  Stock option equivalents                           39,592         38,587        32,166         31,698
                                                -----------    -----------   -----------    -----------
    Diluted average shares outstanding            1,967,883      1,947,891     1,956,983      1,941,002

Basic earnings per share                        $      0.09    $      0.19   $      0.30    $      0.36
                                                ===========    ===========   ===========    ===========

Diluted earnings per share                      $      0.08    $      0.18   $      0.29    $      0.35
                                                ===========    ===========   ===========    ===========

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

     No options were granted in 2002 or 2003, therefore, there was no compensation expense recognized for the three and six months ended June 30, 2003 or 2002, under APB Opinion No 25 or the fair value recognition provisions of FAS No 123, .ACCOUNTING FOR STOCK-BASED COMPENSATION.

5.   LOAN PORTFOLIO COMPOSITION

     At June 30, 2003 and December 31, 2002, the composition of the Company's loan portfolio was as follows:

                                                                   06/30/03                  12/31/02
                                                             Amount       Percent      Amount       Percent
                                                             ------       -------      ------       -------
                                                                         (Dollars in Thousands)

     Real estate loans:
       One-to-four family residential                      $   38,886       30.0%    $   43,883        30.7%
       Commercial and agricultural                             19,826       15.3%        18,421        12.9%
       Multi-family residential                                 2,621        2.0%         2,678         1.9%
                                                           ----------                ----------
          Total real estate loans                              61,333       47.3%        64,982        45.5%
     Commercial agricultural business loans                    30,419       23.5%        31,502        22.0%
     Consumer loans:
       Home equity/home improvement                            27,230       21.0%        31,181        21.8%
       Automobile                                               8,229        6.3%        10,491         7.3%
       Other                                                    5,818        4.5%         7,127         5.0%
                                                           ----------                ----------      -------
          Total consumer loans                                 41,277       31.8%        48,799        34.1%
                                                           ----------     -------    ----------      -------
             Total loans receivable                           133,029      102.6%       145,283       101.6%

     Less:
       Unearned discount and deferred loan fees, net              767        0.6%           281         0.2%
       Allowance for loan losses                                2,603        2.0%         2,073         1.4%
                                                           ----------     -------    ----------      -------
             Total loans receivable, net                   $  129,659      100.0%    $  142,929       100.0%
                                                           ==========     =======    ==========      =======



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

FINANCIAL CONDITION

JUNE 30, 2003 COMPARED TO DECEMBER 31, 2002

Total assets grew $8,652,000 to $261,156,000 at June 30, 2003, from the $252,504,000 at December 31, 2002. This increase is primarily due to an increase in investment securities of $22,518,000. Loans receivable decreased $13,270,000 reflecting increased loan sales. Premises and equipment expense increased $872,000 due to the ongoing expansion of the main office facility. Mortgage-backed securities declined $2,818,000 due to principal prepayments, sales, and the reinvestment of these funds into U.S. Agency securities. During this same time frame, deposits increased $8,872,000 and other borrowings decreased $1,018,000 due to lower balances on overnight repurchase agreements.

Stockholders' equity increased $477,000 to $20,729,000 at June 30, 2003. The increase resulted from net income of $577,000 offset by the payment of $133,000 in dividends, an $18,000 increase in unrealized gains, net of tax, on available-for-sale securities and $15,000 increase from the exercise of stock options.

RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

GENERAL: The Company reported net income for the three months ended June 30, 2003, of $166,000, or $0.09 per share of common stock, basic, and $0.08 per share, diluted, compared to net income of $356,000, or $0.19 per share of common stock, basic, and $0.18 per common share, diluted, for the three months ended June 30, 2002. The decrease of $190,000 in net income is primarily due to a $235,000 decline in net interest income and increases of $600,000 in provision for loan losses and $23,000 in other expenses, offset by an increase in other income of $555,000 and a decrease in income taxes of $113,000.

The Company reported net income for the six months ended June 30, 2003, of $577,000, or $0.30 per share, basic, and $0.29 per share, diluted, compared to net income of $679,000, or $0.36 per share, basic and $0.35 per share, diluted, for the six months ended June 30, 2002. Net income decreased $102,000 during the six months ended June 30, 2003 compared to the same period of 2002, due to an increase of $1,150,000 in provision for loan losses, a decrease of $167,000 in net interest income, and an increase of $103,000 in other expense, partially offset by an increase in other income of $1,282,000 and a decrease in income taxes of $37,000.

INTEREST INCOME: Total interest income decreased $628,000 and $1,012,000 during the three and six months ended June 30, 2003, compared to the same respective periods in 2002. The primary reason for the decreases is $501,000 and $966,000 in lower interest income on loans during the respective three and six month periods. The average balance of the loan portfolio during the first half of 2003 equalled $143.4 million compared to $155.1 million for the first half of 2002. The decrease in the average balance of loans is primarily due to increased sales of loans to the secondary market. In addition, the loan portfolio's weighted average yield decreased to 7.07% from 7.78% for the six months ended June 30, 2003 and 2002, respectively, reflecting the unprecedented decrease in market interest rates.

Interest income on investment securities decreased $74,000 and increased $55,000 during the three and six months ended June 30, 2003, compared to the same periods in 2002. The additional income during the first six months of 2003 is primarily due to an increase in the portfolio resulting from the investment of cash generated by loan sales. The average balance of the investment portfolio increased to $81.2 million during the first half of 2003 compared to $50.7 million during the first half of 2002.

Interest income on mortgage-backed securities decreased $39,000 and $66,000 during the three and six months ended June 30, 2003, compared to the same respective periods in 2002. The decrease is due to a decrease in the average balance of mortgage-backed securities to $2.0 million from $3.7 million for the six months ended June 30, 2003 and 2002, respectively, and a decrease in the weighted average yield to 5.02% from 6.32% for the same periods.

Interest income on other investments, which include federal funds sold and interest bearing deposit accounts, decreased $14,000 and $35,000 during the three and six months ended June 30, 2003, compared to the same respective periods in 2002. The decreased interest income from other investments is primarily due to a lower weighted average yield of 1.10% from 1.56% for the six months ended June 30, 2003 and 2002, respectively, due to the declining market interest rate environment. The average balance of these investments equalled $8.6 million and $10.5 million for the six months ended June 30, 2003 and 2002, respectively.

INTEREST EXPENSE: Total interest expense for the three and six months ended June 30, 2003 decreased $393,000 and $844,000, respectively, from the same respective periods in 2002. The decrease in interest expense was due to decreases in the cost of deposits of $394,000 and $848,000 partially offset by increases in interest expense on borrowed funds of $1,000 and $4,000 for the three and six months ended June 30, 2003, compared to the same in 2002. The average balance of deposits increased to $216.0 million during the first half of 2003 compared to $206.5 million during the first half of 2002, due to normal deposit growth. The weighted average cost of deposits has decreased to 2.76% from 3.71% during the first six months of 2003 as compared to the six months ended June 30, 2002. The decreased cost of funds is attributed to declining market rates of interest.

Interest paid on borrowings increased $1,000 and $4,000 during the three and six months ended June 30, 2003, compared to the same period of 2002. The only outstanding borrowed funds consist of securities sold under agreement to repurchase. The increase in average balances to $1.6 million from $792,000 was offset by decreased costs of 1.29% and 1.54% for the six months ended June 30, 2003 and 2002, respectively.

PROVISION FOR LOAN LOSSES: The provision for loan losses is determined by management as the amount needed to replenish the allowance for loan losses, after net charge-offs have been deducted, to a level considered adequate to absorb inherent losses in the loan portfolio, in accordance with accounting principles generally accepted in the United States of America.

The provision for loan losses increased $600,000 and $1,150,000 during the three and six months ended June 30, 2003 compared to the same periods in 2002. The additional provision was made to bring the allowance for loan losses to a level deemed adequate following management's evaluation of the repayment capacity and collateral protection afforded by each problem credit identified by management. This review also considered the current economic downturn in the local economy, which has resulted in increased bankruptcies and foreclosures in the Company's market area and which have further contributed to the recent increases in delinquencies and charge-offs.

During the fourth quarter of 2002, with the help of an outside consultant, the Company revised its lending policies and procedures in order to strengthen underwriting practices. The Company also hired an additional loan collector during the first quarter of 2003 to help manage the level of delinquencies, bankruptcies, and foreclosures. In order to address the rising trend in delinquencies and loan losses and prevent any further deterioration in asset quality, the Company hired an experienced senior loan administrator who began employment during July 2003. This individual will oversee all lending functions of the Company and will aid in the collection and workout of problem credits, as well as review and/or enhance all lending policies and procedures.

The allowance for loan losses increased to $2,603,000 at June 30, 2003 from $2,073,000 at December 31, 2002. The increase is the result of the provision for loan losses exceeding the net charge-offs. Net charge-offs increased to $995,000 during the first half of 2003 compared to net charge-offs of $399,000 during the first half of 2002. Set forth below is a table regarding the Bank's nonperforming assets.


                                                            06/30/03        12/31/02
                                                            --------        --------
                                                              (Dollars in Thousands)
         Non-accruing loans:
           One-to-four family residential                         968             769
           Commerical and agricultural real estate                445             186
           Commercial and agricultural business                 1,046             301
           Home equity/Home improvement                         1,072           1,860
           Automobile                                             264             196
           Other consumer                                          88             198
                                                            ---------       ---------
              Total                                             3,883           3,510
                                                            =========       =========
         Accruing loans delinquent more than 90 days:
           One-to-four family residential                         244              64
           Commerical and agricultural real estate                 69             259
           Automobile                                              28               -
           Other consumer                                           8              28
                                                            ---------       ---------
              Total                                               349             351
                                                            =========       =========
         Foreclosed assets:
           One-to-four family residential                         424             422
           Commercial and agricultural real estate                  -              20
           Automobile                                              44              38
                                                            ---------       ---------
              Total                                               468             480
                                                            =========       =========

         Total nonperforming assets                         $   4,700       $   4,341
                                                            =========       =========

         Total as a percentage of total assets                  1.80%           1.72%

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

The allowance for loan losses is a material estimate that is susceptible to significant changes in the near term and is established through a provision for loan losses. The allowance is based upon past loan experience and other factors which, in management's judgement, deserve current recognition in estimating loan losses. The balance of the allowance is based on ongoing, quarterly assessments of the probable estimated losses in the loan portfolio. The evaluation includes a review of all loans on which full collectibility may not be reasonably assured. Management uses an internal asset classification system as a means of reporting problem and potential problem assets. Management maintains a watch list of problem credits, which are presented to the Board of Directors quarterly. This list includes those loans rated as "watch," "substandard," "doubtful," and "loss." Loans rated as "watch" include loans to borrowers displaying a weak and/or leveraged financial condition that may also be having difficulty servicing the debt. Loans rated "substandard" are assets inadequately protected by the net worth or paying capacity of the obligor or of the pledged collateral. The Company does not have any loans graded as "doubtful" and all loans rated as "loss" have been charged off. All nonaccrual loans are automatically placed on the watch list.

The following table shows the aggregate principal amount of potential problem credits on the Company's watch list at June 30, 2003 and December 31, 2002.

                                         06/30/03       12/31/02
                                         --------       --------
                                          (Dollars in thousands)

       Watch credits                    $   4,127       $   4,084
       Substandard credits                  8,070           4,298
                                        ---------       ---------
       Total watch list credits         $  12,197       $   8,382
                                        =========       =========

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

OTHER INCOME: Total other income increased $555,000 and $1,282,000 during the three and six months ended June 30, 2003, compared to the same periods of 2002. The increase in other income is mostly comprised of a $562,500 insurance recovery received during the first quarter of 2003. This amount represents the negotiated settlement with the Company's insurance carrier regarding a loan defalcation discovered during 2001. The remainder of the increase in other income is primarily due to increased gains on the sale of loans to the secondary market of $275,000 and $430,000 for the three and six months ended June 30, 2003 compared to the same periods of 2002. Gains on the sales of securities increased $174,000 during both the three and six month time frames. Approximately $14.1 million and $6.6 million of available-for-sale securities were sold during the second quarters of 2003 and 2002, respectively. Brokerage commissions increased $64,000 and $56,000 during the three and six months ended June 30, 2003 compared to 2002.

OTHER EXPENSES: Total other expenses increased $23,000 and $103,000 during the three and six months ended June 30, 2003 compared to the three and six months ended June 30, 2002. The increase in other expenses for the three months ended June 30, 2003 compared to 2002 were mostly due to $22,000 in salaries, $22,000 in data processing expense, and $18,000 in legal and accounting expense partially offset by a decrease of $63,000 in real estate owned expense. Changes for the six months ended June 30, 2003 compared to the comparative period in 2002 include increases of $57,000 in salaries, $53,000 in occupancy expenses, and $33,000 in data processing expense, offset by a decrease of $31,000 in real estate owned expense. The increases in data processing and occupancy expense are mostly due to additional costs related to the offering of check imaging services beginning in February 2003.

INCOME TAXES: The provision for income taxes decreased $113,000 and $37,000 during the three and six months ended June 30, 2003, compared to the first half of 2002. The increase is directly attributable to a decrease in net income of $190,000 and $102,000 for the three and six months ended June 30, 2003 compared to 2002.

LIQUIDITY AND CAPITAL RESOURCES: The Company's most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company's operating, financing, and investing activities. At June 30, 2003 and December 31, 2002, cash and cash equivalents totalled $11.2 million and $11.1 million, respectively. The Company's primary sources of funds include principal and interest repayments on loans (both scheduled and prepayments), maturities and calls of investment securities and principal repayments from mortgage-backed securities (both scheduled and prepayments). During the past twelve months, the most significant sources of funds have been deposit growth and loan sales to the secondary market. These funds have been used for new loan originations and the purchase of investment securities.

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

Liquidity management is both a short-term and long-term responsibility of management. The Company adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected purchases of investment and mortgage-backed securities, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) liquidity of its asset-liability management program. Excess liquidity is generally invested in interest-earning overnight deposits and other short-term U.S. Agency obligations. If the Company requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB. The Company may borrow from the FHLB under a blanket agreement which assigns all investments in FHLB stock as well as qualifying first mortgage loans equal to 150% of the outstanding balance as collateral to secure the amounts borrowed. This borrowing arrangement is limited to a maximum of 30% of the Company's total assets or twenty times the balance of FHLB stock held by the Company. At June 30, 2003, the Company had no outstanding advances and approximately $26.7 million available to it under the above-mentioned borrowing arrangement.

The Company maintains minimum levels of liquid assets as established by the Board of Directors. The Company's year-to-date liquidity ratios at June 30, 2003 and December 31, 2002 were 43.8% and 34.4%, respectively. This ratio represents the volume of short-term liquid assets as a percentage of net deposits and borrowings due within one year.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above. The following table summarizes these commitments at June 30, 2003 and December 31, 2002.

                                                          06/30/03       12/31/02
                                                          --------       --------
                                                          (Dollars in thousands)

        Commitments to fund loans - own portfolio        $   18,720     $   15,672
        Commitments for loan sales to Freddie Mac            17,034          6,155
        Standby letters of credit                               414            226

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined). Management believes, at June 30, 2003, that the Bank meets all its capital adequacy requirements.

Under Illinois law, Illinois-chartered savings banks are required to maintain a minimum core capital to total assets ratio of 3%. The Illinois Commissioner of Savings and Residential Finance (the Commissioner) is authorized to require a savings bank to maintain a higher minimum capital level if the Commissioner determines that the savings bank's financial condition or history, management or earnings prospects are not adequate. If a savings bank's core capital ratio falls below the required level, the Commissioner may direct the savings bank to adhere to a specific written plan established by the Commissioner to correct the savings bank's capital deficiency, as well as a number of other restrictions on the savings bank's operations, including a prohibition on the declaration of dividends by the savings bank's board of directors. At June 30, 2003, the Bank's core capital ratio was 6.69% of total average assets, which exceeded the required amount.

The Bank is also required to maintain regulatory capital requirements imposed by the Federal Deposit Insurance Corporation. The Bank's actual ratios at June 30, 2003 and the required minimums to be considered adequately capitalized are shown in the table below. In order to be considered well-capitalized, the Bank must maintain: (i) Tier 1 Capital to Average Assets of 5.0%, (ii) Tier 1 Capital to Risk-Weighted Assets of 6.0%, and (iii) Total Capital to Risk-Weighted Assets of 10.0%.

                                                  To Be Well-     Minimum
                                                  Capitalized    Required    Actual
                                                  -----------    --------    ------
     Tier 1 Capital to Average Assets                   5.00%       4.00%     6.69%
     Tier 1 Capital to Risk-Weighted Assets             6.00%       4.00%    11.83%
     Total Capital to Risk-Weighted Assets             10.00%       8.00%    13.09%

Future capital levels should benefit from the decision of Jacksonville Bancorp, MHC, to waive its right to receive dividends on the class of Company common stock it holds, subject to the receipt of regulatory non-objection.

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


                                   CONSOLIDATED AVERAGE BALANCE SHEET AND INTEREST RATES
                                                   (Dollars in Thousands)
------------------------------------------------------------------------------------------------------------------------
                                                                     THREE MONTHS ENDED JUNE 30,
                                               -------------------------------------------------------------------------
                                                             2003                                 2002
                                               ----------------------------------- -------------------------------------
                                                AVERAGE                              AVERAGE
                                                BALANCE     INTEREST   YIELD/COST    BALANCE     INTEREST    YIELD/COST
                                               ----------------------------------- -------------------------------------
Interest-earnings assets:
  Loans                                        $ 140,259      $ 2,434       6.94%   $ 153,656     $ 2,935        7.64%
  Investment securities                           85,990          761       3.54%      54,374         835        6.14%
  Mortgage-backed securities                       1,513           17       4.52%       3,557          56        6.33%
  Other                                           10,548           29       1.10%      10,399          43        1.66%
                                               ---------      -------               ---------     -------
      Total interest-earning assets              238,310        3,241       5.44%     221,986       3,869        6.97%

Non-interest earnings assets                      16,341                               18,871
                                               ---------                            ---------
      Total assets                             $ 254,651                            $ 240,857
                                               =========                            =========

Interest-bearing liabilities:
  Deposits                                     $ 219,022      $ 1,469       2.68%   $ 208,043     $ 1,863        5.15%
  Short-term borrowings                            1,396            4       1.22%         731           3        5.78%
                                               ---------      -------               ---------     -------
      Total interest-bearing liabilities         220,418        1,473       2.67%     208,774       1,866        5.09%

Non-interest bearing liabilities                  13,593                               12,834
Stockholders' equity                              20,640                               19,249
                                               ---------                            ---------

      Total liabilities/stockholders' equity   $ 254,651                            $ 240,857
                                               =========                            =========

Net interest income                                           $ 1,768                             $ 2,003
                                                              =======                             =======

Interest rate spread (average yield earned
  minus average rate paid)                                                  2.77%                                3.40%
                                                                            ====                                 ====

Net interest margin (net interest income
  divided by average interest-earning assets)                               2.97%                                3.61%
                                                                            ====                                 ====


                                           ANALYSIS OF VOLUME AND RATE CHANGES
                                                 (Dollars in thousands)
                    --------------------------------------------------------------------------------
                                               THREE MONTHS ENDED JUNE 30,
                    --------------------------------------------------------------------------------
                                                                           2003 COMPARED TO 2002
                                                                         INCREASE(DECREASE) DUE TO
                                                                      ------------------------------
                                                                         RATE    VOLUME      NET
                                                                      ------------------------------
                    Interest-earnings assets:
                      Loans                                           $   (256) $   (245) $   (501)
                      Investment securities                               (441)      367       (74)
                      Mortgage-backed securities                           (13)      (26)      (39)
                      Other                                                (15)        1       (14)
                                                                      --------  --------  --------
                          Total net change in income on
                            interest-earning assets                       (725)       97      (628)
                                                                      --------  --------  --------
                    Interest-bearing liabilities:
                      Deposits                                            (488)       94      (394)
                      Other borrowings                                      (1)        2         1
                                                                      --------  --------  --------
                          Total net change in expense on
                            interest-bearing liabilities                  (489)       96      (393)
                                                                      --------  --------  --------

                    Net change in net interest income                 $   (236) $      1  $   (235)
                                                                      ========  ========  ========


                                   CONSOLIDATED AVERAGE BALANCE SHEET AND INTEREST RATES
                                                   (Dollars in Thousands)
------------------------------------------------------------------------------------------------------------------------
                                                                     SIX MONTHS ENDED JUNE 30,
                                               -------------------------------------------------------------------------
                                                             2003                                 2002
                                               ----------------------------------- -------------------------------------
                                                AVERAGE                              AVERAGE
                                                BALANCE     INTEREST   YIELD/COST    BALANCE     INTEREST    YIELD/COST
                                               ----------------------------------- -------------------------------------
Interest-earnings assets:
  Loans                                        $ 143,406      $ 5,066       7.07%   $ 155,060     $ 6,032        7.78%
  Investment securities                           81,216        1,524       3.75%      50,677       1,469        5.80%
  Mortgage-backed securities                       2,062           52       5.02%       3,746         118        6.32%
  Other                                            8,649           47       1.10%      10,453          82        1.56%
                                               ---------      -------               ---------     -------
      Total interest-earning assets              235,333        6,689       5.68%     219,936       7,701        7.00%

Non-interest earnings assets                      17,586                               19,684
                                               ---------                            ---------
      Total assets                             $ 252,919                            $ 239,620
                                               =========                            =========

Interest-bearing liabilities:
  Deposits                                     $ 215,999      $ 2,985       2.76%   $ 206,546     $ 3,833        3.71%
  Short-term borrowings                            1,552           10       1.29%         792           6        1.54%
                                               ---------      -------               ---------     -------
      Total interest-bearing liabilities         217,551        2,995       2.75%     207,338       3,839        3.70%

Non-interest bearing liabilities                  14,857                               13,033
Stockholders' equity                              20,511                               19,249
                                               ---------                            ---------

      Total liabilities/stockholders' equity   $ 252,919                            $ 239,620
                                               =========                            =========

Net interest income                                           $ 3,694                             $ 3,862
                                                              =======                             =======

Interest rate spread (average yield earned
  minus average rate paid)                                                  2.93%                                3.30%
                                                                            ====                                 ====

Net interest margin (net interest income
  divided by average interest-earning assets)                               3.14%                                3.51%
                                                                            ====                                 ====


                                           ANALYSIS OF VOLUME AND RATE CHANGES
                                                 (Dollars in thousands)
                    --------------------------------------------------------------------------------
                                                 SIX MONTHS ENDED JUNE 30,
                    --------------------------------------------------------------------------------
                                                                           2003 COMPARED TO 2002
                                                                         INCREASE(DECREASE) DUE TO
                                                                      ------------------------------
                                                                         RATE    VOLUME      NET
                                                                      ------------------------------
                    Interest-earnings assets:
                      Loans                                           $   (531) $   (435) $   (966)
                      Investment securities                               (633)      688        55
                      Mortgage-backed securities                           (21)      (45)      (66)
                      Other                                                (22)      (13)      (35)
                                                                      --------  --------  --------
                          Total net change in income on
                            interest-earning assets                     (1,207)      195    (1,012)
                                                                      --------  --------  --------
                    Interest-bearing liabilities:
                      Deposits                                          (1,017)      169      (848)
                      Other borrowings                                      (1)        5         4
                                                                      --------  --------  --------
                          Total net change in expense on
                            interest-bearing liabilities                (1,018)      174      (844)
                                                                      --------  --------  --------

                    Net change in net interest income                 $   (189) $     21  $   (168)
                                                                      ========  ========  ========

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

The following table shows projected results at June 30, 2003 and December 31, 2002 of the impact on net interest income from an immediate change in interest rates, as well as the benchmarks established by the ALCO. The results are shown as a dollar and percentage change in net interest income over the next twelve months.


                                             Change in Net Interest Income
                                                 (Dollars in thousands)
                          ------------------------------------------------------------------
                                   6/30/03                    12/31/02            ALCO
                          ----------------------------------------------------
Rate Shock:                $ Change       % Change    $ Change       % Change   Benchmark
                          ------------------------------------------------------------------
 + 200 basis points           (166)         (1.95)%       202          2.60%    > (20.00)%
 + 100 basis points           (185)         (2.17)%       211          2.71%    > (12.50)%
 - 100 basis points           (229)         (2.69)%       222          2.86%    > (12.50)%
 - 200 basis points           (251)         (2.95)%       227          2.92%    > (20.00)%

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

JACKSONVILLE BANCORP, INC.

CONTROLS AND PROCEDURES
--------------------------------------------------------------------------------


Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There has been no change in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

                           PART II - OTHER INFORMATION


Item 1.   Legal Proceedings
          -----------------

          None.

Item 2.   Changes in Securities
          ---------------------

          None.

Item 3.   Defaults Upon Senior Securities
          -------------------------------

          None.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          At the Company's annual meeting of stockholders held on April 22, 2003, the following matters were submitted to a vote:

          1. The election of the following persons as directors for a three-year term:

               Name                       Votes For             Votes Withheld
               ----                       ---------             --------------
               Roger D. Cannell           1,749,336             6,787
               Richard A. Foss            1,748,686             7,437
               Michael R. Goldasich       1,748,737             7,386

               The election of the following person as director for a two-year term:
               Name                       Votes For             Votes Withheld
               ----                       ---------             --------------
               Harmon B. Deal III         1,749,523             6,600

          2. The ratification of the appointment of McGladrey & Pullen, LLP as auditors for the Company for the year ended December 31, 2003.

               Votes For                  Against               Abstain
               ---------                  -------               -------
               1,746,775                   7,936                1,412

Item 5.   Other Information
          -----------------

          None.

Item 6.   Exhibits
          --------

          31.1 - Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
          31.2 - Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
          32.1 - Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          Exhibits on Form 8-K
          --------------------

          Item 9 FD disclosure - Earnings Release filed with SEC on July 14,
          2003

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     JACKSONVILLE BANCORP, INC.
                                     Registrant

Date:    08/11/2003                  /s/ Richard A. Foss
     ----------------------          -------------------------------------------
                                     Richard A. Foss
                                     President and Chief Executive Officer


                                     /s/ Diana S. Tone
                                     -------------------------------------------
                                     Diana S. Tone
                                     Chief Financial Officer