Form 10-Q
period 2003-09-30
JACKSONVILLE BANCORP INC
filed 2003-11-07
CIK 1172097

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2003
                                               ------------------

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
(State or other jurisdiction             (I.R.S. Employer Identification Number)
     of incorporation)

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

As of October 31, 2003, there were 1,942,004 shares (*) of the Registrant's common stock issued and outstanding.

(*) As of October 31, 2003, 1,038,738 shares were owned by Jacksonville Bancorp, M.H.C., the Company's mutual holding company parent.

JACKSONVILLE BANCORP, INC.

FORM 10-Q

SEPTEMBER 30, 2003
TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                           Page
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets at September 30, 2003 and
            December 31, 2002 (Unaudited)                                   1

          Consolidated Statements of Income and Comprehensive
            Income for the Three Months and Nine Months Ended
            September 30, 2003 and 2002 (Unaudited)                         2

          Consolidated Statement of Stockholders' Equity for the
            Nine Months Ended September 30, 2003 (Unaudited)                3

          Consolidated Statements of Cash Flows for the Nine Months
            Ended September 30, 2003 and 2002 (Unaudited)                   4-5

          Notes to Unaudited Consolidated Financial Statements              6-8

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                       9-20

Item 3.   Quantitative and Qualitative Disclosures about Market Risk       21-22

Item 4.   Controls and Procedures                                           23


PART II   OTHER INFORMATION                                                 24

          Signatures                                                        25

EXHIBITS
          Section 302 Certifications

          Section 906 Certification

                         PART I - FINANCIAL INFORMATION

JACKSONVILLE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2003 AND DECEMBER 31, 2002 (UNAUDITED)
---------------------------------------------------------------------------------------------------------------
                                                                                 September 30,     December 31,
ASSETS                                                                               2003              2002
                                                                                 -------------    -------------
Cash and cash equivalents                                                        $   8,984,372    $  11,091,626
Federal funds sold                                                                     500,000          800,000
Investment securities - available for sale                                         102,701,638       72,922,995
Mortgage-backed securities - available for sale                                      2,579,777        2,822,119
Federal Home Loan Bank stock                                                         1,356,900        1,279,200
Other investment securities                                                            658,285          701,765
Loans receivable - net of allowance for loan loss of $2,799,156 and $2,073,095
   as of September 30, 2003 and December 31, 2002, respectively                    130,863,217      142,928,599
Loans held for sale - net                                                            2,718,618        6,271,435
Premises and equipment - net                                                         7,059,724        5,668,211
Goodwill                                                                             2,726,567        2,726,567
Core deposit intangible                                                                378,687          438,480
Accrued interest receivable                                                          2,237,354        1,719,477
Capitalized mortgage servicing rights                                                1,164,716        1,077,318
Income taxes receivable                                                                169,585          222,241
Real estate owned                                                                      401,371          442,048
Other assets                                                                         2,177,606        1,391,812
                                                                                 -------------    -------------

TOTAL ASSETS                                                                     $ 266,678,417    $ 252,503,893
                                                                                 =============    =============

TOTAL LIABILITES AND STOCKHOLDERS' EQUITY
Deposits                                                                         $ 233,143,226    $ 225,303,617
Other borrowings                                                                     9,722,441        2,874,707
Advance payments by borrowers for taxes and insurance                                  239,864          442,439
Accrued interest payable                                                               820,586          995,263
Deferred compensation payable                                                        2,005,257        1,924,718
Other liabilities                                                                      866,779          710,738
                                                                                 -------------    -------------
     Total liabilities                                                             246,798,153      232,251,482
                                                                                 -------------    -------------

Preferred stock, $0.01 par value - authorized 10,000,000 shares;
  none issued and outstanding                                                               --               --

Common stock, $0.01 par value - authorized 20,000,000 shares;
  issued and outstanding, 1,941,004 shares and 1,921,304 shares
  at September 30, 2003 and December 31, 2002, respectively                             19,410           19,213

Additional paid-in-capital                                                           6,389,331        6,374,463

Retained earnings - substantially restricted                                        13,812,800       13,294,959

Accumulated other comprehensive income (loss)                                         (341,277)         563,776
                                                                                 -------------    -------------

     Total stockholders' equity                                                     19,880,264       20,252,411
                                                                                 -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 266,678,417    $ 252,503,893
                                                                                 =============    =============

See accompanying notes to the unaudited consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------
                                                                   Three Months Ended             Nine Months Ended
                                                                       September 30,                 September 30,
                                                                --------------------------    --------------------------
                                                                   2003           2002           2003           2002
                                                                -----------    -----------    -----------    -----------
INTEREST INCOME:
  Loans                                                         $ 2,310,943    $ 2,940,303    $ 7,377,109    $ 8,972,208
  Investment securities                                             780,618        753,621      2,304,136      2,222,135
  Mortgage-backed securities                                          6,025         47,553         57,796        165,980
  Other                                                              10,949         37,971         58,368        119,626
                                                                -----------    -----------    -----------    -----------
          Total interest income                                   3,108,535      3,779,448      9,797,409     11,479,949
                                                                -----------    -----------    -----------    -----------
INTEREST EXPENSE:
  Deposits                                                        1,416,847      1,803,529      4,401,745      5,636,604
  Other borrowings                                                   11,722         16,122         21,725         22,214
                                                                -----------    -----------    -----------    -----------
          Total interest expense                                  1,428,569      1,819,651      4,423,470      5,658,818
                                                                -----------    -----------    -----------    -----------

NET INTEREST INCOME                                               1,679,966      1,959,797      5,373,939      5,821,131

PROVISION FOR LOAN LOSSES                                           300,000      1,300,000      1,825,000      1,675,000
                                                                -----------    -----------    -----------    -----------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                       1,379,966        659,797      3,548,939      4,146,131
                                                                -----------    -----------    -----------    -----------

OTHER INCOME:
  Gains on sales of loans                                           180,504        159,944        773,407        322,516
  Gains on sales of securities                                       19,439        185,960        299,433        292,214
  Service charges on deposit accounts                               164,981        189,452        498,831        521,516
  Commission income                                                  90,779        125,450        344,602        323,733
  Loan servicing fees                                               102,666         90,278        302,277        266,008
  Recovery from insurance company                                        --             --        562,500             --
  Other                                                             106,002          9,989        189,357         59,374
                                                                -----------    -----------    -----------    -----------
          Total other income                                        664,371        761,073      2,970,407      1,785,361
                                                                -----------    -----------    -----------    -----------
OTHER EXPENSES:
  Salaries and employee benefits                                  1,073,022      1,008,679      3,133,999      3,012,977
  Occupancy and equipment expense                                   301,706        276,478        873,781        795,330
  Data processing expense                                            73,971         58,009        204,415        155,497
  Legal and accounting expense                                       21,541         30,949         84,980         73,002
  Postage expense                                                    40,943         38,597        109,395        112,532
  Real estate owned expense                                           4,509         74,369         63,087        163,759
  Advertising expense                                                30,774         42,257         85,456        115,568
  Other                                                             273,493        237,832        811,371        781,605
                                                                -----------    -----------    -----------    -----------
          Total other expenses                                    1,819,959      1,767,170      5,366,484      5,210,270
                                                                -----------    -----------    -----------    -----------

INCOME BEFORE INCOME TAX                                            224,378       (346,300)     1,152,862        721,222

INCOME TAX  EXPENSE (BENEFIT)                                        82,245       (138,487)       433,629        249,708
                                                                -----------    -----------    -----------    -----------

NET INCOME (LOSS)                                               $   142,133    $  (207,813)   $   719,233    $   471,514

OTHER COMPREHENSIVE INCOME - Unrealized gain
 (loss) on securities available-for-sale (Net of tax of
 $(583,908), $30,709, $(572,343), and $116,852, respectively)      (923,341)        48,561       (905,053)       184,779
                                                                -----------    -----------    -----------    -----------
COMPREHENSIVE INCOME  (LOSS)                                    $  (781,208)   $  (159,252)   $  (185,820)   $   656,293
                                                                ===========    ===========    ===========    ===========

NET INCOME (LOSS) PER COMMON SHARE, BASIC                       $      0.07    $     (0.11)   $      0.37    $      0.25
                                                                ===========    ===========    ===========    ===========

NET INCOME (LOSS) PER COMMON SHARE, DILUTED                     $      0.07    $     (0.11)   $      0.36    $      0.24
                                                                ===========    ===========    ===========    ===========

DIVIDENDS PAID PER COMMON SHARE                                 $      0.08    $      0.08    $      0.23    $      0.23
                                                                ===========    ===========    ===========    ===========

See accompanying notes to unaudited consolidated financial statements

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------

                                                                                                  Accumulated
                                                    Additional                       Other           Total
                                       Common        Paid-in        Retained      Comprehensive   Stockholders'   Comprehensive
                                       Stock         Capital        Earnings      Income (Loss)      Equity       Income (Loss)
                                    ------------   ------------   ------------    ------------    ------------    ------------
BALANCE, DECEMBER 31, 2002          $     19,213   $  6,374,463   $ 13,294,959    $    563,776    $ 20,252,411

  Net Income                                  --             --        719,233              --         719,233         719,233

  Other comprehensive income -
    change in net unrealized
    gains (losses) on securities
    available for sale, net of
    income taxes of $(456,343)                --             --             --        (721,620)       (721,620)       (721,620)

  Less: Reclassification
    adjustment for gains included
    in net income, net of
    income taxes of $(116,000)                --             --             --        (183,433)       (183,433)       (183,433)
                                                                                                                  ------------

Comprehensive Income                          --             --             --              --              --        (185,820)
                                                                                                                  ============

Exercise of stock options                    197         14,868             --              --          15,065

Dividends ($0.225 per share)                  --             --       (201,392)             --        (201,392)
                                    ------------   ------------   ------------    ------------    ------------

BALANCE, SEPTEMBER 30, 2003         $     19,410   $  6,389,331   $ 13,812,800    $   (341,277)   $ 19,880,264
                                    ============   ============   ============    ============    ============

See accompanying notes to unaudited consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)
--------------------------------------------------------------------------------------------------

                                                                           Nine Months Ended
                                                                             September 30,
                                                                    ------------------------------
                                                                         2003             2002
                                                                    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                        $     719,233    $     471,514
                                                                    -------------    -------------
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation, amortization and accretion:
        Premises and equipment                                            350,762          340,946
        Accretion of loan fees and discounts, net                         (45,107)         (42,699)
        Amortization of investment premiums and discounts, net            525,715           21,821
        Amortization of intangible assets                                  59,793           59,793
      Provision for loan losses                                         1,825,000        1,675,000
      Gains on sales of loans                                            (773,407)        (322,516)
      (Gain) Loss on sale of real estate owned                            (12,974)          67,576
      Writedowns on real estate owned                                      51,749           95,804
      Gains on sales of securities                                       (299,433)        (292,214)
      Stock dividends on FHLB stock                                       (77,700)         (48,200)
      Changes in income taxes receivable                                   52,656          129,692
      Changes in other assets and liabilities                            (657,042)        (319,950)
                                                                    -------------    -------------
          Net cash provided by operations before loan sales             1,719,245        1,836,567
      Origination of loans for sale to Freddie Mac                    (94,902,111)     (45,852,971)
      Proceeds from sales of loans to Freddie Mac                      99,140,937       46,889,332
                                                                    -------------    -------------
          Net cash provided by operating activities                     5,958,071        2,872,928
                                                                    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Changes in federal funds sold, net                                      300,000         (990,000)
  Maturity or call of investment securities available-for-sale         64,357,401       31,775,000
  Proceeds from sale of investment and mortgage-backed securities      19,910,873       17,066,102
  Principal payments on investment and mortgage-backed securities         689,908        1,099,007
  Proceeds from sale of other real estate owned                           572,453          781,538
  Loan originations, net of repayments                                  9,702,560        5,505,040
  Purchases of investment and mortgage-backed securities             (116,154,686)     (66,622,082)
  Additions to premises and equipment                                  (1,742,275)        (270,475)
                                                                    -------------    -------------

          Net cash (used in) investing activities                     (22,363,766)     (11,655,870)
                                                                    -------------    -------------

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)
--------------------------------------------------------------------------------------------------

                                                                            Nine Months Ended
                                                                              September 30,
                                                                      ----------------------------
                                                                          2003            2002
                                                                      ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                            $  7,839,609    $  3,688,823
  Proceeds of advances from Federal Home Loan Bank of Chicago
    and other borrowings                                                 7,500,000              --
  Repayment of advances from Federal Home Loan Bank of Chicago
    and other borrowings                                                  (652,266)      2,362,934
  Increase in advance payments by borrowers for taxes and insurance       (202,575)        (38,915)
  Exercise of stock options                                                 15,065         105,960
  Dividends paid - common stock                                           (201,392)       (195,881)
                                                                      ------------    ------------

          Net cash provided by financing activities                     14,298,441       5,922,921
                                                                      ------------    ------------

NET DECREASE  IN CASH AND CASH EQUIVALENTS                              (2,107,254)     (2,860,021)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                            11,091,626      13,397,002
                                                                      ------------    ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                $  8,984,372    $ 10,536,981
                                                                      ============    ============

ADDITIONAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest on deposits                                              $  4,579,922    $  5,854,774
    Interest on other borrowings                                            18,225          22,214
    Income taxes paid                                                      376,971         120,016

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Real estate acquired in settlement of loans                         $    699,068    $    641,145
  Loans to facilitate sales of real estate owned                           116,139         127,035


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

         In the opinion of management, the unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of September 30, 2003 and December 31, 2002 and the results of operations for the three and nine month periods ended September 30, 2003 and 2002. The results of operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results which may be expected for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2002 filed as an exhibit to the Company's 10-K filed in March 2003. The accounting and reporting policies of the Company and its subsidiary conform to accounting principles generally accepted in the United States of America and to the prevailing practices within the banking industry.

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

         The following reflects earnings per share calculations for the basic and diluted methods:

                                                          Three Months Ended            Nine Months Ended
                                                              September 30,                September 30,
                                                       -------------------------    -------------------------
                                                           2003          2002           2003          2002
                                                       -----------   -----------    -----------   -----------
         Net income (loss) available to shareholders   $   142,133   $  (207,813)   $   719,233   $   471,514

         Basic potential common shares:
           Weighted average shares outstanding           1,940,753     1,909,434      1,934,355     1,909,348
                                                       -----------   -----------    -----------   -----------

         Diluted potential common shares:
           Stock option equivalents                         43,217        23,715         36,297        27,231
                                                       -----------   -----------    -----------   -----------
             Diluted average shares outstanding          1,983,970     1,933,149      1,970,652     1,936,579

         Net income (loss)  per common share, basic    $      0.07   $     (0.11)   $      0.37   $      0.25
                                                       ===========   ===========    ===========   ===========

         Net income (loss) per common share, diluted   $      0.07   $     (0.11)   $      0.36   $      0.24
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

         No options were granted in 2002 or 2003, therefore, there was no compensation expense recognized for the three and nine months ended September 30, 2003 or 2002, under APB Opinion No 25 or the fair value recognition provisions of FAS No 123, Accounting for Stock-Based Compensation.

5.       LOAN PORTFOLIO COMPOSITION

         At September 30, 2003 and December 31, 2002, the composition of the Company's loan portfolio was as follows:

                                                                09/30/03               12/31/02
                                                           -------------------    -------------------
                                                            Amount    Percent      Amount    Percent
                                                           --------   --------    --------   --------
                                                                      (Dollars in Thousands)
         Real estate loans:
           One-to-four family residential                  $ 40,623       31.0%   $ 43,883       30.7%
           Commercial and agricultural                       21,314       16.3%     18,421       12.9%
           Multi-family residential                           2,423        1.9%      2,678        1.9%
                                                           --------   --------    --------   --------
              Total real estate loans                        64,360       49.2%     64,982       45.5%
         Commercial agricultural business loans              31,122       23.8%     31,502       22.0%
         Consumer loans:
           Home equity/home improvement                      25,947       19.8%     31,181       21.8%
           Automobile                                         7,199        5.5%     10,491        7.3%
           Other                                              5,597        4.3%      7,127        5.0%
                                                           --------   --------    --------   --------
              Total consumer loans                           38,743       29.6%     48,799       34.1%
                                                           --------   --------    --------   --------
                 Total loans receivable                     134,225      102.6%    145,283      101.6%

         Less:
           Unearned discount and deferred loan fees, net        563        0.4%        281        0.2%
           Allowance for loan losses                          2,799        2.1%      2,073        1.4%
                                                           --------   --------    --------   --------
                 Total loans receivable, net               $130,863      100.0%   $142,929      100.0%
                                                           ========   ========    ========   ========



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

FINANCIAL CONDITION

September 30, 2003 Compared to December 31, 2002

Total assets grew $14,174,000 to $266,678,000 at September 30, 2003, from the $252,504,000 at December 31, 2002. This increase is primarily due to a $29,779,000 increase in investment securities. The total investment portfolio now represents 40.2% of total assets, compared to 30.8% at December 31, 2002. Loans receivable and loans held for sale decreased a total of $15,618,000 during this same period due to increased loan sales. Premises and equipment increased $1,392,000 due to the ongoing expansion of the main office facility, which will be completed during the fourth quarter of 2003. The total cost of the project will be approximately $2.2 million. We funded our asset growth through a $7,840,000 growth in deposits and an increase of $6,848,000 in other borrowings. The increase in borrowings is comprised of $7,500,000 of advances from the Federal Home Loan Bank procured during September 2003, partially offset by a $652,000 decrease in repurchase agreements.

Stockholders' equity decreased $372,000 to $19,880,000 at September 30, 2003. The decrease resulted from net income of $719,000 offset by the payment of $201,000 in dividends and a $905,000 decrease in unrealized gains, net of tax, on available-for-sale securities. The change in the unrealized gains on securities is driven by market conditions and, therefore, can fluctuate daily. Stockholders' equity also benefited in the amount of $15,000 from the exercise of stock options during this period.

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended September 30, 2003 and 2002

General: The Company reported net income for the three months ended September 30, 2003, of $142,000, or $0.07 per share of common stock, basic and, diluted, compared to a net loss of $(208,000), or $(0.11) per share of common stock, basic and diluted, for the three months ended September 30, 2002. Net income increased $350,000 due to a decrease of $1.0 million in the provision for loan losses during the third quarter of 2003 compared to the prior year quarter. The decrease in the provision was partially offset by decreases of $280,000 in net interest income and $97,000 in other income, and increases of $53,000 in other expenses and $221,000 in income taxes.

Interest Income: Total interest income decreased $671,000 during the three months ended September 30, 2003, compared to the three months ended September 30, 2002. The primary reason for the decrease is $629,000 in lower interest income on loans. The average balance of the loan portfolio during the third quarter of 2003 was $136.6 million compared to $153.1 million for the third quarter of 2002. The decrease in the average balance of loans is primarily due to increased sales of loans to the secondary market. During the first nine months of 2003, the Company sold $94.9 million of fixed-rate loans to Freddie Mac, compared to $45.9 million of sales during the first nine months of 2002. In addition, the loan portfolio's weighted average yield decreased to 6.77% from 7.68% for the three months ended September 30, 2003 and 2002, respectively, reflecting the continuing decrease in market interest rates in 2003.

Interest income on investment securities increased $27,000 during the three months ended September 30, 2003, compared to the same period in 2002. The increase in income from investments is primarily due to an increase in the average balance of the securities portfolio resulting from the investment of cash generated by loan sales. The average balance of the investment portfolio increased to $99.8 million during the third quarter of 2003 compared to $57.8 million during the third quarter of 2002. The increase in the average balance was partially offset by a decrease in the portfolio's weighted average yield to 3.13% from 5.22% during the third quarters of 2003 and 2002, respectively. The decrease in the average yield reflects the investment of these funds during the current low interest-rate environment. Investment purchases totaled $113.4 million during the first nine months of 2003, partially due to the reinvestment of funds from calls of $64.4 million and sales of $17.6 million. The average life of the investment portfolio is 3.26 years.

Interest income on mortgage-backed securities decreased $42,000 during the three months ended September 30, 2003, compared to the three months ended September 30, 2002. The decrease is due to a decline in the average balance of mortgage-backed securities to $1.2 million from $3.2 million for the third quarter of 2003 and 2002, respectively, and a decrease in the weighted average yield to 1.96% from 5.99% for the same periods. The sale of $2.3 million of mortgage-backed securities during 2003 contributed to the decline in the average balance and average yield of these investments.

Interest income on other investments, which include federal funds sold and interest bearing deposit accounts, decreased $27,000 during the three months ended September 30, 2003, compared to the three months ended September 30, 2002. The lower level of interest income from other investments is due to a lower average balance of $4.5 million from $9.4 million, as well as a lower weighted average yield of 0.98% from 1.61% for the third quarters of 2003 and 2002, respectively. The decrease in the average balance of these investments is due to management's decision to reinvest most of these funds into the investment portfolio at higher yields.

Interest Expense: Total interest expense for the three months ended September 30, 2003 decreased $391,000 from the three months ended September 30, 2002. The decrease in interest expense during this same period is primarily due to a decrease in the cost of deposits of $387,000. The average balance of deposits increased to $221.0 million during the third quarter of 2003 compared to $208.0 million during the third quarter of 2002, due to normal deposit growth. The weighted average cost of deposits has decreased to 2.56% from 3.47% during the third quarter of 2003 and 2002, respectively. The decreased cost of funds reflects lower market rates of interest.

Interest paid on borrowings decreased $4,000 during the three months ended September 30, 2003, compared to the same three months of 2002. The increase in the average balance of borrowed funds to $4.9 million from $3.2 million was partially offset by decreased costs of 0.97% from 2.04% for the three months ended September 30, 2003 and 2002, respectively. The increase in the average balance is due to the borrowing of $7.5 million in funds from the Federal Home Loan Bank during September 2003. As management has attempted to maintain lower cash balances in order to improve earnings, these advances have been used to fund short-term cash needs. Management expects these advances to be repaid in full by year-end 2003. The remainder of borrowed funds, which averaged $2.7 million for the third quarter of 2003, consist of securities sold under agreement to repurchase.

Provision for Loan Losses: The provision for loan losses is determined by management as the amount needed to replenish the allowance for loan losses, after net charge-offs have been deducted, to a level considered adequate to absorb probable losses in the loan portfolio, in accordance with accounting principles generally accepted in the United States of America.

The allowance for loan losses increased to $2.8 million at September 30, 2003 from $2.1 million at December 31, 2002. The increase is the result of the provision for loan losses exceeding the net charge-offs. Net charge-offs decreased during the third quarter of 2003 to $104,000 from $257,000 during the third quarter of 2002. The provision for loan losses decreased $1.0 million to $300,000 during the three months ended September 30, 2003 compared to the same three months in 2002. The provisions in 2002 and 2003 were made to bring the allowance for loan losses to a level deemed adequate following management's evaluation of the repayment capacity and collateral protection afforded by each problem credit identified by management. This review also considered the current economic downturn in the local economy, which has resulted in increased bankruptcies and foreclosures in the Company's market area and which have further contributed to the recent increases in delinquencies and charge-offs. Set forth below is a table regarding the Bank's nonperforming assets.

                                                        09/30/03    12/31/02
                                                        --------    --------
                                                       (Dollars in Thousands)
         Non-accruing loans:
           One-to-four family residential                  1,076         769
           Commerical and agricultural real estate           443         186
           Commercial and agricultural business            1,021         301
           Home equity/Home improvement                    1,401       1,860
           Automobile                                        247         196
           Other consumer                                     56         198
                                                        --------    --------
              Total                                        4,244       3,510
                                                        ========    ========

         Accruing loans delinquent more than 90 days:
           One-to-four family residential                    104          64
           Commerical and agricultural real estate            --         259
           Automobile                                         16          --
           Other consumer                                      9          28
                                                        --------    --------
              Total                                          129         351
                                                        ========    ========

         Foreclosed assets:
           One-to-four family residential                    401         422
           Commercial and agricultural real estate            --          20
           Automobile                                         25          38
                                                        --------    --------
              Total                                          426         480
                                                        ========    ========

         Total nonperforming assets                     $  4,799    $  4,341
                                                        ========    ========

         Total as a percentage of total assets              1.80%       1.72%
                                                        ========    ========

The increase at September 30, 2003 in the commercial and agricultural business category of nonaccrual loans is primarily due to the bankruptcy of a single commercial borrower with total loans of $578,000. The following table shows the aggregate principal amount of potential problem credits on the Company's watch list at September 30, 2003 and December 31, 2002. All nonaccrual loans are automatically placed on the watch list.

                                        09/30/03   12/31/02
                                        --------   --------
                                       (Dollars in thousands)

         Watch credits                  $  6,060   $  4,084
         Substandard credits               8,137      4,298
                                        --------   --------
         Total watch list credits       $ 14,197   $  8,382
                                        ========   ========

During the fourth quarter of 2002, with the help of an outside consultant, the Company revised its lending policies and procedures in order to strengthen underwriting practices. The Company also hired an additional loan collector during the first quarter of 2003 to help manage the level of delinquencies, bankruptcies, and foreclosures. In order to address the rising trend in delinquencies and loan losses and prevent any further deterioration in asset quality, the Company hired an experienced senior loan administrator during the third quarter of 2003. This individual oversees all lending functions of the Company and is assisting in the collection and workout of problem credits, as well as reviewing and further enhancing all lending policies and procedures. The recent policy changes, including a more stringent review of outstanding credits, has contributed to the increase in the volume of watch list credits.

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

Other Income: Total other income decreased $97,000 during the three months ended September 30, 2003, compared to the comparable period in 2002. The decrease in other income is mostly due to decreased gains on the sales of securities of $167,000, partially offset by increased trust income of $90,000, during the third quarter of 2003 compared to the third quarter of 2002. Approximately $5.8 million and $10.5 million of available-for-sale securities were sold during the third quarters of 2003 and 2002, respectively, to realize gains. The increase in trust income results from additional trust work performed during the third quarter of 2003; this level of trust fees is not expected to continue after year-end 2003. The remainder of the increase is primarily due to increased gains of $21,000 from the sales of loans to the secondary market during the three months ended September 30, 2003 compared to the three months ended September 30, 2002.

Other Expenses: Total other expenses increased $53,000 during the three months ended September 30, 2003 compared to the three months ended September 30, 2002. The increase in other expenses is mostly due to increases of $64,000 in salaries and benefits, $25,000 in occupancy expense, and $16,000 in data processing expense partially offset by a decrease of $70,000 in real estate owned expense. The increase in salaries and benefits is primarily due to increased insurance costs and the hiring of additional personnel in the lending department. The Company had full-time equivalent employees of 118 and 111 at September 30, 2003 and 2002, respectively. The increases in data processing and occupancy expense are mostly due to additional costs related to the offering of check imaging services beginning in February 2003.

Income Taxes: The provision for income taxes increased $221,000 during the three months ended September 30, 2003, compared to the three months ended September 30, 2002. The increase is attributable to the $571,000 increase in income before income taxes. The marginal tax rate for the third quarter of 2003 and 2002 was 36.7% and 40.0%, respectively.

Comparison of Operating Results for the Nine Months Ended September 30, 2003 and 2002

General: The Company reported net income for the nine months ended September 30, 2003, of $719,000, or $0.37 per share, basic, and $0.36 per share, diluted, compared to net income of $471,000, or $0.25 per share, basic and $0.24 per share, diluted, for the nine months ended September 30, 2002. Net income increased $248,000 due to an increase in other income of $1.2 million partially offset by a decrease in net interest income of $447,000 and increases of $150,000 in the provision for loan losses, $156,000 in other expenses, and $184,000 in income taxes.

Interest Income: Total interest income decreased $1.7 million during the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002. The primary reason for the decrease is $1.6 million in lower interest income on loans. The average balance of the loan portfolio during the first nine months of 2003 was $141.1 million compared to $154.4 million for the first nine months of 2002. The decrease in the average balance of loans is primarily due to increased sales of loans to the secondary market. During the first nine months of 2003, the Company sold $94.9 million of fixed-rate loans to Freddie Mac, compared to $45.9 million of sales during the first nine months of 2002. In addition, the loan portfolio's weighted average yield decreased to 6.97% from 7.75% for the nine months ended September 30, 2003 and 2002, respectively, reflecting the continuing decrease in market interest rates in 2003 .

Interest income on investment securities increased $82,000 during the nine months ended September 30, 2003, compared to the same period in 2002. The increase in income from investments is primarily due to an increase in the average balance of the securities portfolio resulting from the investment of cash generated by loan sales. The average balance of the investment portfolio increased to $87.4 million during the first nine months of 2003 compared to $53.1 million during the first nine months of 2002. The increase in the average balance was partially offset by a decrease in the portfolio's average yield to 3.52% from 5.58% during the first nine months of 2003 and 2002, respectively. The decrease in the average yield reflects the investment of these funds during the current low interest rate environment. Investment purchases totaled $113.4 million during the first nine months of 2003, partially due to the reinvestment of funds from calls of $64.4 million and sales of $17.6 million. The average life of the investment portfolio is 3.26 years.

Interest income on mortgage-backed securities decreased $108,000 during the nine months ended September 30, 2003, compared to the comparable nine months in 2002. The decrease is due to a decline in the average balance of mortgage-backed securities to $1.8 million from $3.6 million for the first nine months of 2003 and 2002, respectively, and a decrease in the average yield to 4.32% from 6.22% for the same periods. The sale of $2.3 million of mortgage-backed securities during 2003 contributed to the decline in the average balance and average yield of these investments.

Interest income on other investments, which include federal funds sold and interest bearing deposit accounts, decreased $62,000 during the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002. The lower level of interest income from other investments is due to a lower average balance of $7.3 million from $10.1 million, as well as a lower weighted average yield of 1.07% from 1.58% for the first nine months of 2003 and 2002, respectively. The decrease in the average balance of these investments is due to management's decision to reinvest most of these funds into the investment portfolio at higher yields.

Interest Expense: Total interest expense for the nine months ended September 30, 2003 decreased $1.2 million from the nine months ended September 30, 2002. The decrease in interest expense during this same period is due to a decrease in the cost of deposits of $1.2 million. The average balance of deposits increased to $217.7 million during the first nine months of 2003 compared to $207.0 million during the first nine months of 2002, due to normal deposit growth. The weighted average cost of deposits has decreased to 2.70% from 3.63% during the first nine months of 2003 and 2002, respectively. The decreased cost of funds reflects lower market rates of interest.

Interest paid on borrowings decreased approximately $1,000 during the nine months ended September 30, 2003, compared to the same nine months of 2002. The increase in the average balance of borrowed funds to $2.9 million from $1.6 million was partially offset by decreased costs of 0.99% from 1.88% for the nine months ended September 30, 2003 and 2002, respectively. The increase in the average balance is due to the borrowing of $7.5 million in funds from the Federal Home Loan Bank during September 2003. As management has attempted to maintain lower cash balances in order to improve earnings, these advances have been used to fund short-term cash needs. Management expects these advances to be repaid in full by year-end 2003. The remainder of borrowed funds consist of securities sold under agreement to repurchase.

Provision for Loan Losses: The provision for loan losses is determined by management as the amount needed to replenish the allowance for loan losses, after net charge-offs have been deducted, to a level considered adequate to absorb probable losses in the loan portfolio, in accordance with accounting principles generally accepted in the United States of America.

The provision for loan losses increased $150,000 to $1.8 million during the nine months ended September 30, 2003 compared to the same nine months in 2002. The additional provisions were made to bring the allowance for loan losses to a level deemed adequate following management's evaluation of the repayment capacity and collateral protection afforded by each problem credit identified by management. This review also considered the current economic downturn in the local economy, which has resulted in increased bankruptcies and foreclosures in the Company's market area and which have further contributed to the recent increases in delinquencies and charge-offs. The allowance for loan losses increased to $2.8 million at September 30, 2003 from $2.1 million at December 31, 2002. The increase is the result of the provision for loan losses exceeding the net charge-offs. Net charge-offs increased to $1.1 million during the first nine months of 2003 compared to net charge-offs of $656,000 during the first nine months of 2002.

Other Income: Total other income increased $1.2 million during the nine months ended September 30, 2003, compared to the same nine months of 2002. The increase in other income is comprised of a $562,500 insurance recovery received during the first quarter of 2003. This amount represents the negotiated settlement with the Company's insurance carrier regarding a loan defalcation discovered during 2001. The remainder of the increase in other income is primarily due to increased gains of $451,000 from the sale of loans to the secondary market and increased trust income of $123,000 during the first nine months of 2003 compared to the first nine months of 2002. The increase in trust income results from additional trust work performed during the third quarter of 2003; this level of trust fees is not expected to continue after year-end 2003.

Other Expenses: Total other expenses increased $156,000 during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. The increase in other expenses is mostly due to increases of $121,000 in salaries and benefits, $78,000 in occupancy expense, and $49,000 in data processing expense, partially offset by a decrease of $101,000 in real estate owned expense. The increase in salaries and benefits is primarily due to increased insurance costs and the hiring of additional personnel in the lending department. The increases in data processing and occupancy expense are mostly due to additional costs related to the offering of check imaging services beginning in February 2003.

Income Taxes: The provision for income taxes increased $184,000 during the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002. The increase is directly attributable to the $432,000 increase in income before income taxes during this same time frame. The marginal tax rate equals 37.6% and 34.7% for the nine months ended September 30, 2003 and 2002, respectively.

Liquidity and Capital Resources

The Company's most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company's operating, financing, and investing activities. At September 30, 2003 and December 31, 2002, cash and cash equivalents totalled $9.0 million and $11.1 million, respectively. The Company's primary sources of funds include principal and interest repayments on loans (both scheduled and prepayments), maturities and calls of investment securities and principal repayments from mortgage-backed securities (both scheduled and prepayments). During the past twelve months, the most significant sources of funds have been deposit growth, loan sales to the secondary market, and advances from the FHLB. Funds received from these sources have been used for new loan originations and the purchase of investment securities.

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

Liquidity management is both a short-term and long-term responsibility of management. The Company adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected purchases of investment and mortgage-backed securities, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) liquidity of its asset-liability management program. Excess liquidity is generally invested in interest-earning overnight deposits and other short-term U.S. Agency obligations. If the Company requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB. The Company may borrow from the FHLB under a blanket agreement which assigns all investments in FHLB stock as well as qualifying first mortgage loans equal to 150% of the outstanding balance as collateral to secure the amounts borrowed. This borrowing arrangement is limited to a maximum of 30% of the Company's total assets or twenty times the balance of FHLB stock held by the Company. At September 30, 2003, the Company had outstanding advances of $7.5 million and an additional $19.6 million available to it under the above-mentioned borrowing arrangement.

The Company maintains minimum levels of liquid assets as established by the Board of Directors. The Company's year-to-date liquidity ratios at September 30, 2003 and December 31, 2002 were 45.3% and 34.4%, respectively. This ratio represents the volume of short-term liquid assets as a percentage of net deposits and borrowings due within one year.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above. The following table summarizes these commitments at September 30, 2003 and December 31, 2002.

                                                      09/30/03       12/31/02
                                                      --------       --------
                                                           (In thousands)
     Commitments to fund loans - own portfolio        $ 15,768       $ 15,672
     Commitments for loan sales to Freddie Mac           2,141          6,155
     Standby letters of credit                             423            226

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined). Management believes, at September 30, 2003, that the Bank meets all its capital adequacy requirements.

Under Illinois law, Illinois-chartered savings banks are required to maintain a minimum core capital to total assets ratio of 3%. The Illinois Commissioner of Savings and Residential Finance (the Commissioner) is authorized to require a savings bank to maintain a higher minimum capital level if the Commissioner determines that the savings bank's financial condition or history, management or earnings prospects are not adequate. If a savings bank's core capital ratio falls below the required level, the Commissioner may direct the savings bank to adhere to a specific written plan established by the Commissioner to correct the savings bank's capital deficiency, as well as a number of other restrictions on the savings bank's operations, including a prohibition on the declaration of dividends by the savings bank's board of directors. At September 30, 2003, the Bank's core capital ratio was 6.60% of total average assets, which exceeded the required amount.

The Bank is also required to maintain regulatory capital requirements imposed by the Federal Deposit Insurance Corporation. The Bank's actual ratios at September 30, 2003 and the required minimums to be considered adequately capitalized are shown in the table below. In order to be considered well-capitalized, the Bank must maintain: (i) Tier 1 Capital to Average Assets of 5.0%, (ii) Tier 1 Capital to Risk-Weighted Assets of 6.0%, and (iii) Total Capital to Risk-Weighted Assets of 10.0%.

                                             To Be Well-    Minimum
                                             Capitalized    Required     Actual
                                             -----------    --------     ------
    Tier 1 Capital to Average Assets             5.00%        4.00%       6.60%
    Tier 1 Capital to Risk-Weighted Assets       6.00%        4.00%      11.54%
    Total Capital to Risk-Weighted Assets       10.00%        8.00%      12.80%

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

                              Consolidated Average Balance Sheet and Interest Rates
                                             (Dollars in thousands)
----------------------------------------------------------------------------------------------------------------
                                                                  Three Months Ended September 30,
                                                ----------------------------------------------------------------
                                                            2003                              2002
                                                ------------------------------    ------------------------------
                                                Average                           Average
                                                Balance    Interest  Yield/Cost   Balance    Interest  Yield/Cost
                                                --------   --------   --------    --------   --------   --------
Interest-earnings assets:
  Loans                                         $136,570   $  2,311       6.77%   $153,117   $  2,940       7.68%
  Investment securities                           99,752        781       3.13%     57,802        754       5.22%
  Mortgage-backed securities                       1,231          6       1.96%      3,178         48       5.99%
  Other                                            4,471         11       0.98%      9,436         38       1.61%
                                                --------   --------               --------   --------
      Total interest-earning assets              242,024      3,109       5.14%    223,533      3,780       6.76%

Non-interest earnings assets                      17,801                            20,574
                                                --------                          --------
      Total assets                              $259,825                          $244,107
                                                ========                          ========

Interest-bearing liabilities:
  Deposits                                      $221,046   $  1,417       2.56%   $208,020   $  1,804       3.47%
  Short-term borrowings                            4,853         12       0.97%      3,154         16       2.04%
                                                --------   --------               --------   --------
      Total interest-bearing liabilities         225,899      1,429       2.53%    211,174      1,820       3.45%

Non-interest bearing liabilities                  14,532                            13,492
Stockholders' equity                              19,394                            19,441
                                                --------                          --------

      Total liabilities/stockholders' equity    $259,825                          $244,107
                                                ========                          ========

Net interest income                                        $  1,680                          $  1,960
                                                           ========                          ========

Interest rate spread (average yield earned
  minus average rate paid)                                                2.61%                             3.32%
                                                                      ========                          ========

Net interest margin (net interest income
  divided by average interest-earning assets)                             2.78%                             3.51%
                                                                      ========                          ========


                       Analysis of Volume and Rate Changes
                             (Dollars in thousands)
--------------------------------------------------------------------------------
                        Three Months Ended September 30,
--------------------------------------------------------------------------------
                                                     2003 Compared to 2002
                                                   Increase(Decrease) Due to
                                               --------------------------------
                                                 Rate       Volume       Net
                                               --------    --------    --------

Interest-earnings assets:
  Loans                                        $   (329)   $   (300)   $   (629)
  Investment securities                            (379)        406          27
  Mortgage-backed securities                        (22)        (20)        (42)
  Other                                             (11)        (16)        (27)
                                               --------    --------    --------
      Total net change in income on
        interest-earning assets                    (741)         70        (671)
                                               --------    --------    --------

Interest-bearing liabilities:
  Deposits                                         (494)        107        (387)
  Other borrowings                                  (10)          6          (4)
                                               --------    --------    --------
      Total net change in expense on
        interest-bearing liabilities               (504)        113        (391)
                                               --------    --------    --------

Net change in net interest income              $   (237)   $    (43)   $   (280)
                                               ========    ========    ========


                              Consolidated Average Balance Sheet and Interest Rates
                                             (Dollars in thousands)
----------------------------------------------------------------------------------------------------------------
                                                                  Nine Months Ended September 30,
                                                ----------------------------------------------------------------
                                                            2003                              2002
                                                ------------------------------    ------------------------------
                                                Average                           Average
                                                Balance    Interest  Yield/Cost   Balance    Interest  Yield/Cost
                                                --------   --------   --------    --------   --------   --------
Interest-earnings assets:
  Loans                                         $141,127   $  7,377       6.97%   $154,412   $  8,972       7.75%
  Investment securities                           87,395      2,304       3.52%     53,052      2,222       5.58%
  Mortgage-backed securities                       1,785         58       4.32%      3,557        166       6.22%
  Other                                            7,256         58       1.07%     10,114        120       1.58%
                                                --------   --------               --------   --------
      Total interest-earning assets              237,563      9,797       5.50%    221,135     11,480       6.92%

Non-interest earnings assets                      17,658                            19,981
                                                --------                          --------
      Total assets                              $255,221                          $241,116
                                                ========                          ========

Interest-bearing liabilities:
  Deposits                                      $217,681   $  4,402       2.70%   $207,037   $  5,637       3.63%
  Short-term borrowings                            2,936         21       0.99%      1,579         22       1.88%
                                                --------   --------               --------   --------
      Total interest-bearing liabilities         220,617      4,423       2.67%    208,616      5,659       3.62%

Non-interest bearing liabilities                  14,353                            13,160
Stockholders' equity                              20,251                            19,340
                                                --------                          --------

      Total liabilities/stockholders' equity    $255,221                          $241,116
                                                ========                          ========

Net interest income                                        $  5,374                          $  5,821
                                                           ========                          ========

Interest rate spread (average yield earned
  minus average rate paid)                                                2.83%                             3.31%
                                                                      ========                          ========

Net interest margin (net interest income
  divided by average interest-earning assets)                             3.02%                             3.51%
                                                                      ========                          ========


                       Analysis of Volume and Rate Changes
                             (Dollars in thousands)
--------------------------------------------------------------------------------
                         Nine Months Ended September 30,
--------------------------------------------------------------------------------
                                                    2003 Compared to 2002
                                                  Increase(Decrease) Due to
                                               --------------------------------
                                                 Rate       Volume        Net
                                               --------    --------    --------

Interest-earnings assets:
  Loans                                        $   (859)   $   (736)   $ (1,595)
  Investment securities                          (1,017)      1,099          82
  Mortgage-backed securities                        (41)        (67)       (108)
  Other                                             (33)        (29)        (62)
                                               --------    --------    --------
      Total net change in income on
        interest-earning assets                  (1,950)        267      (1,683)
                                               --------    --------    --------

Interest-bearing liabilities:
  Deposits                                       (1,512)        277      (1,235)
  Other borrowings                                  (14)         13          (1)
                                               --------    --------    --------
      Total net change in expense on
        interest-bearing liabilities             (1,526)        290      (1,236)
                                               --------    --------    --------

Net change in net interest income              $   (424)   $    (23)   $   (447)
                                               ========    ========    ========

JACKSONVILLE BANCORP, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

The Company's policy in recent years has been to reduce its interest rate risk by better matching the maturities of its interest rate sensitive assets and liabilities, selling its long-term fixed-rate residential mortgage loans with terms of 15 years or more to Freddie Mac, originating adjustable rate loans, balloon loans with terms ranging from three to five years and originating consumer and commercial business loans, which typically are for a shorter duration and at higher rates of interest than one-to-four family loans. The investment portfolio has been laddered to better match the interest-bearing liabilities. With respect to liabilities, the Company has attempted to increase its savings and transaction deposit accounts, which management believes are more resistant to changes in interest rates than certificate accounts. The Board of Directors appoints the Asset-Liability Management Committee (ALCO), which is responsible for reviewing the Company's asset and liability policies. The ALCO meets quarterly to review interest rate risk and trends, as well as liquidity and capital ratio requirements.

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

The following table shows projected results at September 30, 2003 and December 31, 2002 of the impact on net interest income from an immediate change in interest rates, as well as the benchmarks established by the ALCO. The results are shown as a dollar and percentage change in net interest income over the next twelve months.

                                      Change in Net Interest Income
                                          (Dollars in thousands)
                       ---------------------------------------------------------
                               9/30/03             12/31/02
                       ------------------------------------------      ALCO
Rate Shock:              $ Change   % Change   $ Change % Change     Benchmark
                       ---------------------------------------------------------
 + 200 basis points        (310)     (4.20)%      202     2.60%     > (20.00)%
 + 100 basis points        (157)     (2.12)%      211     2.71%     > (12.50)%
 - 100 basis points         123       1.66%       222     2.86%     > (12.50)%
 - 200 basis points         185       2.51%       227     2.92%     > (20.00)%


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

                  Item 12. FD disclosure - Earnings Release filed with SEC on October 14, 2003

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   JACKSONVILLE BANCORP, INC.
                                   Registrant

Date:    11/07/03                  /s/ RICHARD A. FOSS
     ---------------               ------------------------------------------
                                   Richard A. Foss
                                   President and Chief Executive Officer



                                   /s/ DIANA S. TONE
                                   ------------------------------------------
                                   Diana S. Tone
                                   Chief Financial Officer

                                    EXHIBITS