Form 10-K
period 2003-12-31
JACKSONVILLE BANCORP INC
filed 2004-03-29
CIK 1172097

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

      For the transaction period from ________________ to _________________

                        Commission File Number: 000-49792


                           JACKSONVILLE BANCORP, INC.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            FEDERAL                                         33-1002258
--------------------------------                 -------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
  incorporation or organization)                              Number)


1211 WEST MORTON AVENUE, JACKSONVILLE, ILLINOIS                    62650
------------------------------------------------          ----------------------
         (Address of principal office)                          (Zip Code)

                                 (217) 245-4111
           ----------------------------------------------------------
               (Registrant's Telephone Number including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      NONE
           ----------------------------------------------------------

           Securities Registered Pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
           ----------------------------------------------------------
                                (Title of Class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days.
YES   X     NO
    -----      -----

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
 YES         NO   X
     -----      -----

        As of June 30, 2003, there were 1,940,542 shares issued and outstanding of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of the Common Stock as of June 30, 2003 ($15.93) was $14.4 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Sections of Annual Report to Stockholders for the fiscal year ended December 31, 2003 (Parts II and IV).
2.      Proxy Statement for the 2004 Annual Meeting of Stockholders (Parts I and
        III).

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

        The Bank is an Illinois-chartered savings bank headquartered in Jacksonville, Illinois. The Bank conducts its business from its main office and six branches, two of which are located in Jacksonville, one of which is located in each of the following Illinois communities: Virden, Chapin, Concord and Litchfield. The Bank was originally chartered in 1916 as a state-chartered savings and loan association and converted to a state-chartered savings bank in 1992. The Bank has been a member of the Federal Home Loan Bank System since 1932. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). At December 31, 2003, the Bank had total assets of $261.8 million, total deposits of $235.2 million, and stockholders' equity of $20.0 million.

        The Bank is a community-oriented savings bank engaged primarily in the business of attracting retail deposits from the general public in the Bank's market area and using such funds together with borrowings and funds from other sources to primarily originate mortgage loans secured by one- to four-family residential real estate and consumer loans. The Bank also originates commercial and agricultural real estate loans, multi-family real estate loans and commercial and agricultural business loans. Additionally, the Bank invests in United States Government agency securities, local municipal issues, and mortgage-backed securities primarily issued or guaranteed by the United States Government or agencies thereof, and maintains a portion of its assets in liquid investments, such as overnight funds at the Federal Home Loan Bank ("FHLB").

        The Bank's principal sources of funds are customer deposits, proceeds from sale of loans, funds received from the repayment and prepayment of loans and mortgage-backed securities, and the sale, call, or maturity of investment securities. Principal sources of income are interest income on residential, commercial and consumer loans, interest on investments, commissions and fees. The Bank's principal expenses are interest paid on deposits, employee compensation and benefits and occupancy and equipment expense.

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

        The Bank faces significant competition in attracting deposits from commercial banks, other savings institutions and credit unions. The Bank faces additional competition for deposits from short-term money market funds, other corporate and government securities funds and other financial institutions such as brokerage firms and insurance companies. The Bank also faces significant competition in the origination of loans from savings institutions, mortgage banking companies, credit unions, insurance companies and commercial banks.

LENDING ACTIVITIES

        GENERAL. Historically, the principal lending activity of the Bank has been the origination of mortgage loans for the purpose of financing or refinancing one- to four-family residential properties in the Bank's local market areas. The Bank also emphasizes consumer lending, primarily the origination of home equity loans and loans secured by automobiles. At December 31, 2003, the Bank's loans receivable totaled $129.5 million, of which $40.3 million, or 31.7% consisted of one- to four-family residential mortgage loans. The remainder of the Bank's loans receivable at such date consisted of commercial and agricultural real estate loans (16.8%), multi-family residential loans (1.9%), commercial and agricultural business loans (23.4%), and consumer loans (28.1%). Of the amount included in consumer loans, $23.6 million, or 18.6% of total loans consisted of home equity and home improvement loans. During the year ended December 31, 2003 the loan portfolio decreased to $129.5 million from $145.3 million at December 31, 2002. The decrease reflected, in part, borrowers' paying off their existing consumer debt in connection with the refinancing of their one-to four-family mortgages. To the extent the refinanced mortgage loans were fixed rate loans, they were sold in the secondary market. The $4.0 million (38.3%) decrease in automobile loans was also a result of alternative funding sources available to consumers, such as special financing offered by the automobile manufacturers' captive financing companies.

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

        The Bank actively originates fixed-rate residential mortgage loans secured by one- to four-family residential properties with terms up to 30 years. The Bank sells a significant portion of its one- to four-family fixed-rate residential mortgage loan originations directly to Freddie Mac. During the years ended December 31, 2003 and 2002, the Bank sold $107.7 million and $86.1 million of fixed-rate residential mortgage loans, respectively. Loans are generally sold without recourse and with servicing retained. At December 31, 2003 the Bank was servicing approximately $159.5 million in loans for which it received servicing income of approximately $403,000 for the year ended December 31, 2003. The Bank does not purchase whole loans.

ANALYSIS OF LOAN PORTFOLIO

        Set forth below are selected data relating to the composition of the Bank's loan portfolio, excluding loans held for sale, by type of loan as of the dates indicated.


                                                                   AT DECEMBER 31,
                                       ----------------------------------------------------------------------
                                                2003                    2002                    2001
                                       ----------------------  ----------------------  ----------------------
                                         AMOUNT      PERCENT     AMOUNT     PERCENT      AMOUNT     PERCENT
                                       ----------  ----------  ---------  -----------  ----------  ----------
                                                              (DOLLARS IN THOUSANDS)
Real estate loans:
  One-to four-family residential (1).  $  40,304       31.7%   $  43,883       30.7%   $  46,473       29.8%
  Commercial and agricultural........     21,401       16.8       18,421       12.9       18,297       11.7
  Multi-family residential...........      2,376        1.9        2,678        1.9        2,566        1.6
                                       ----------  ----------  ---------  -----------  ----------  ----------
    Total real estate loans..........     64,081       50.4       64,982       45.5       67,336       43.1
                                       ----------  ----------  ---------  -----------  ----------  ----------
Commercial agricultural business
loans (1)............................     29,763       23.4       31,502       22.0       30,582       19.6
                                       ----------  ----------  ---------  -----------  ----------  ----------
Consumer loans:
  Home equity/Home improvement.......     23,614       18.6       31,181       21.8       38,590       24.7
  Automobile.........................      6,477        5.1       10,491        7.3       12,966        8.3
  Other..............................      5,545        4.4        7,127        5.0        8,255        5.2
                                       ----------  ----------  ---------  -----------  ----------  ----------
    Total consumer loans.............     35,636       28.1       48,799       34.1       59,811       38.2
                                       ----------  ----------  ---------  -----------  ----------  ----------
      Total loans receivable.........    129,480      101.9      145,283      101.6      157,729      100.9

Less:
  Unearned discount and deferred loan
    fees, net........................        215        0.2          281        0.2          342        0.2
  Allowance for loan losses..........      2,186        1.7        2,073        1.4        1,107        0.7
                                       ----------  ----------  ---------  -----------  ----------  ----------
      Total loans receivable, net....  $ 127,079      100.0%   $ 142,929      100.0%   $ 156,280      100.0%
                                       ==========  ==========  =========  ===========  ==========  ==========

(Continued)

                                       ----------------------------------------------
                                                 2000                  1999
                                       ----------------------  ----------------------
                                         Amount     Percent     Amount      Percent
                                       ----------  ----------  ---------  -----------

Real estate loans:
  One-to four-family residential (1).  $  48,418      28.1%    $  41,634      29.4%
  Commercial and agricultural........     18,596      10.8         8,334       5.9
  Multi-family residential...........      2,690       1.6         2,150       1.5
                                       ----------  ----------  ---------  -----------
    Total real estate loans..........     69,704      40.5        52,118      36.8
                                       ----------  ----------  ---------  -----------
Commercial agricultural business
loans (1)............................     31,767      18.4        23,145      16.3
                                       ----------  ----------  ---------  -----------
Consumer loans:
  Home equity/Home improvement.......     45,816      26.6        40,965      28.9
  Automobile.........................     15,452       9.0        15,631      11.0
  Other..............................     11,056       6.4        10,735       7.6
                                       ----------  ----------  ---------  -----------
    Total consumer loans.............     72,324      42.0        67,331      47.5
                                       ----------  ----------  ---------  -----------
      Total loans receivable.........    173,795     100.9       142,594     100.6

Less:
  Unearned discount and deferred loan
    fees, net........................        408       0.2            62        --
  Allowance for loan losses..........      1,206       0.7           827       0.6
                                       ----------  ----------  ---------  -----------
     Total loans receivable, net.....  $ 172,181     100.0%    $ 141,705     100.0%
                                       ==========  ==========  =========  ===========

---------------------
(1)     Includes a portion of real estate construction loans.


                                       3

        ONE- TO FOUR-FAMILY MORTGAGE LOANS. The Bank's primary lending activity is the origination of one- to four-family, owner-occupied, residential mortgage loans secured by property located in the Bank's market area. Loans are generated through the Bank's marketing efforts, its existing customers and referrals, real estate brokers, builders and local businesses. The Bank generally has limited its real estate loan originations to the financing of properties located within its market area. At December 31, 2003, the Bank had $40.3 million, or 31.7% of its net loan portfolio, invested in mortgage loans secured by one- to four-family residences.

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

        The Bank currently offers ARM loans for terms ranging up to 30 years. The Bank generally offers ARM loans that adjust every year from the date of origination, with interest rate adjustment limitations up to two percentage points per year and with a cap of up to six percentage points on total interest rate increases over the life of the loan. In a rising interest rate environment, such rate limitations may prevent ARM loans from repricing to market interest rates, which would have an adverse effect on net interest income. The Bank has used different interest indices for ARM loans in the past, and primarily uses the one-year Constant Maturity Treasury Index. ARM loans secured by residential one- to four-family real estate totaled $7.3 million, or 18.2% of the Bank's total one- to four-family residential real estate loans receivable at December 31, 2003. The origination of fixed-rate mortgage loans versus ARM loans is monitored on an ongoing basis and is affected significantly by the level of market interest rates, customer preference, the Bank's interest rate gap position and loan products offered by the Bank's competitors. Particularly in a relatively low interest rate environment, borrowers have shown a preference for fixed-rate loans over ARM loans. During 2003, the Bank originated $101.2 million of fixed-rate residential mortgage loans and $9.2 million of ARM and balloon loans.

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

        When underwriting residential real estate loans, the Bank reviews and verifies each loan applicant's income and credit history. Management believes that stability of income and past credit history are integral parts in the underwriting process. Generally, the applicant's total monthly mortgage payment, including all escrow amounts, is limited to 28% of the applicant's total monthly income. In addition, total monthly obligations of the applicant, including mortgage payments, should not generally exceed 38% of total monthly income. Written appraisals are generally required on real estate property offered to secure an applicant's loan. For real estate loans with loan to value ("LTV") ratios of between 80% and 95%, the Bank requires private mortgage insurance. The Bank requires fire and casualty insurance on all properties securing real estate loans. The Bank may require title insurance, or an attorney's title opinion, as circumstances warrant.

        COMMERCIAL AND AGRICULTURAL REAL ESTATE AND MULTI-FAMILY RESIDENTIAL REAL ESTATE LOANS. The Bank originates commercial and agricultural real estate and multi-family residential real estate loans. At December 31, 2003, $21.4 million, or 16.8%, of the Bank's total loan portfolio consisted of commercial and agricultural real estate loans and $2.4 million, or 1.9%, consisted of multi-family real estate loans. The Bank's commercial and agricultural real estate loans are secured primarily by improved properties such as retail facilities and office buildings, farms, churches and other non-residential buildings. At December 31, 2003, the Bank's commercial real estate loan portfolio included $1.8 million in loans secured by hotels, $794,000 in loans secured by restaurants, $12.1 million in loans secured by land, and $6.7 million in loans secured by other commercial properties. The maximum LTV ratio for commercial real estate loans originated by the Bank is 80%. During the year ended December 31, 2003, the Bank originated $9.2 million in commercial and agricultural real estate loans. The largest commercial real estate loan had a principal balance of $2.5 million, all of which was secured by farmland. At December 31, 2003, the largest multi-family residential real estate loan had a principal balance of $259,000.

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

        COMMERCIAL AND AGRICULTURAL BUSINESS LOANS. The Bank originates commercial and agricultural business loans to borrowers located in its market area which are secured by collateral other than real estate or which can be unsecured. Such business loans are generally secured by equipment and inventory and generally are offered with adjustable rates and various terms of maturity. The Bank will originate unsecured business loans in those instances where the applicant's financial strength and creditworthiness has been established. Commercial and agricultural business loans generally bear higher interest rates than residential loans, but they also may involve a higher risk of default since their repayment is generally dependent on the successful operation of the borrower's business. The Bank generally obtains personal guarantees from the borrower or a third party as a condition to originating its business loans. Commercial and agricultural business loans totaled $29.8 million, or 23.4%, of the Bank's total loan portfolio at December 31, 2003. The Bank has increased its level of business loan originations in response to customer demand. During the year ended December 31, 2003, the Bank originated $19.9 million in commercial and agricultural business loans. At that date, the Bank's largest commercial business loan had a principal balance of $833,000, and was secured by aircraft. This loan was performing in accordance with its terms at December 31, 2003.

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

        CONSUMER LOANS. As of December 31, 2003, consumer loans totaled $35.6 million, or 28.1%, of the Bank's total loan portfolio. The principal types of consumer loans offered by the Bank are home equity loans and automobile loans. Consumer loans generally are offered on a fixed-rate basis. The largest category of consumer loans in the Bank's portfolio consists of home equity loans. At December 31, 2003, home equity and home improvement loans totaled $23.6 million, or 18.6%, of the Bank's total loan portfolio. The Bank's home equity loans are generally secured by the borrower's principal residence. The maximum amount of a home equity line of credit is generally 95% of the appraised value of a borrower's real estate collateral less the amount of any prior mortgages or related liabilities. Home equity loans are approved with both fixed and adjustable interest rates which are determined by the Bank based upon market conditions. Such loans may be fully amortized over the life of the loan or have a balloon feature. The Bank's home equity loans are generally approved at rates at least 100 basis points higher than rates offered on first mortgage loans. During 2003, the Bank began offering a home equity line of credit at a rate in excess of the prime rate. The maximum term for home equity loans is 10 years.

        The second largest category of consumer loans in the Bank's portfolio consists of loans secured by automobiles. At December 31, 2003, consumer loans secured by automobiles totaled $6.5 million, or 5.1%, of the Bank's total loan portfolio. Automobile loans are offered with maturities of up to 60 months for new automobiles. Loans secured by used automobiles will have maximum terms which vary depending upon the age of the automobile. The Bank generally makes automobile loans with a LTV ratio below 90%, although in the case of a new car loan the LTV ratio may be greater or less depending on the borrower's credit history, debt to income ratio, home ownership and other banking relationships with the Bank.

        Consumer loans entail greater risks than one- to four-family residential mortgage loans, particularly consumer loans secured by rapidly depreciating assets such as automobiles or loans that are unsecured. In such cases, collateral repossessed after a default may not provide an adequate source of repayment of the outstanding loan balance because of damage, loss or depreciation. Further, consumer loan payments are dependent on the borrower's continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Such events would increase the Bank's risk of loss on unsecured loans. Finally, the application of various Federal and state laws, including Federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the event of a default. At December 31, 2003, consumer loans 90 days or more delinquent, including those for which the accrual of interest has been discontinued, totaled $1.3 million, or 3.6%, of the Bank's total consumer loans.

        The underwriting standards employed by the Bank for consumer loans include a determination of the applicant's credit history and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan. The stability of the applicant's monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income. The Bank also considers the length of employment with the borrower's present employer as well as the amount of time the borrower has lived in the local area. Creditworthiness of the applicant is of primary consideration; however, the underwriting process also includes a comparison of the value of the collateral in relation to the proposed loan amount. Of the consumer loans 90 days or more delinquent, over 50% is secured by one-to-four family real estate, upon which a material loss is not expected to be realized. The two largest loans in this category total $240,000 and are secured by first mortgages on residential real estate. No assurance can be given, however, that the Bank's delinquency rate or loss experience on consumer loans will not increase in the future.

        LOAN MATURITY SCHEDULE. The following table sets forth certain information at December 31, 2003 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdraft loans are reported as due in one year or less.


                                                                OVER 1
                                                  WITHIN        YEAR TO      BEYOND
                                                  1 YEAR        5 YEARS      5 YEARS       TOTAL
                                                  ------        -------      -------       -----
                                                                  (IN THOUSANDS)
Real estate loans:
  One-to four-family real estate............     $   7,127     $  16,812    $  16,365    $  40,304
  Commercial and agricultural real estate...           720         2,578       18,103       21,401
  Multi-family residential..................           245         1,565          566        2,376
Commercial and agricultural business loans..        12,037        16,438        1,288       29,763
Consumer Loans:
  Home equity/Home improvement..............         7,371        15,953          290       23,614
  Automobile................................           901         5,565           11        6,477
  Other.....................................         2,748         2,634          163        5,545
                                                 ---------     ---------    ---------    ---------
Total.......................................     $  31,149     $  61,545    $  36,786    $ 129,480
                                                 =========     =========    =========    =========


     The following table sets forth at December 31, 2003, the dollar amount of all fixed-rate and adjustable-rate loans. At December 31, 2003, fixed-rate loans include $30.2 million in fixed-rate balloon payment loans with original maturities of five years or less. The total dollar amount of fixed-rate loans and adjustable-rate loans due after December 31, 2004, was $76.9 million and $21.4 million, respectively.

                                                        FIXED         ADJUSTABLE           TOTAL
                                                        -----         ----------           -----
                                                                    (IN THOUSANDS)
 Real estate loans:
   One- to four-family real estate.............       $  33,046        $   7,258        $ 40,304
   Commercial and agricultural real estate.....          10,172           11,229          21,401
   Multi-family real estate                               1,975              401           2,376
 Commercial and agricultural business loans....          27,331            2,432          29,763
 Consumer loans:
   Home equity/Home improvement................          23,520               94          23,614
   Automobile..................................           6,477               --           6,477
   Other.......................................           5,308              237           5,545
                                                      ---------        ---------        --------
 Total.........................................       $ 107,829        $  21,651        $129,480
                                                      =========        =========        ========

     LOAN ORIGINATION, SOLICITATION AND PROCESSING. Loan originations are derived from a number of sources such as real estate broker referrals, existing customers, borrowers, builders, attorneys and walk-in customers. Upon receipt of a loan application, a credit report is made to verify specific information relating to the applicant's employment, income, and credit standing. In the case of a real estate loan, an appraisal of the real estate intended to secure the proposed loan is undertaken by an independent appraiser approved by the Bank. A loan application file is first reviewed by a loan officer in the Bank's loan department who checks applications for accuracy and completeness, and verifies the information provided. The financial resources of the borrower and the borrower's credit history, as well as the collateral securing the loan, are considered an integral part of each risk evaluation prior to approval. The Board has established individual lending authorities for each loan officer by loan type. These limits are based upon length of service at the Bank and the individual loan officer's lending experience. Loans over an individual officer's lending limits must be approved by the officers' loan committee consisting of the chairman of the board, president, senior loan administrator and all lending officers, which meets daily and has lending authority up to $300,000 depending on the type of loan. Loans with a principal balance over this limit, up to $500,000, must be approved by the directors' loan committee, which meets weekly and consists of the chairman of the board, president, senior vice president, senior loan administrator and at least two outside directors, plus all lending officers as non-voting members. The Board of Directors approves all loans with a principal balance over $500,000. The Board of Directors ratifies all loans made by the Bank. Fire and casualty insurance are required at the time the loan is made and throughout the term of the loan. Once the loan is approved, the applicant is informed and a closing date is scheduled. The Bank typically funds its loan commitments within 30 days.

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

                                                                                       AT DECEMBER 31,
                                                                 ---------------------------------------------------------
                                                                   2003         2002        2001        2000        1999
                                                                 ---------   ---------   ---------   ---------   ---------
                                                                                       (IN THOUSANDS)
Total loans receivable at beginning of period..................  $ 145,283   $ 157,977   $ 173,827   $ 142,635   $ 129,516
                                                                 ---------   ---------   ---------   ---------   ---------
Originations:
  Real estate loans:
      One- to four-family residential..........................    110,440      99,480      99,081      22,864      39,035
      Commercial and agricultural..............................      9,154       5,519       2,662       4,575       2,484
      Multi-family residential.................................        216         293         552         395         160
  Commercial and agricultural..................................     19,880      22,850      26,627       9,549       6,817
  Consumer:
      Home equity/Home improvement.............................     12,968      16,536      20,761      22,159      26,262
      Automobile...............................................      2,516       5,790       7,826       9,289      12,216
      Other....................................................      5,009       6,309       6,483       9,466       9,479
                                                                 ---------   ---------   ---------   ---------   ---------
        Total originations.....................................    160,183     156,777     163,992      78,297      96,453
Participation loans purchased..................................      2,120         723       1,312         633         618
Transfer of mortgage loans to foreclosed real estate owned.....      1,023         806       1,191         659         563
Repayments.....................................................     69,363      83,326      99,668      32,810      52,905
Loan sales.....................................................    107,720      86,062      80,295      14,269      30,484
                                                                 ---------   ---------   ---------   ---------   ---------
        Total loans receivable at end of period................  $ 129,480   $ 145,283   $ 157,977   $ 173,827   $ 142,635
                                                                 =========   =========   =========   =========   =========

     LOAN ORIGINATION AND OTHER FEES. In addition to interest earned on loans, the Bank may charge loan origination fees. The ability of the Bank to charge loan origination fees is influenced by the demand for mortgage loans and competition from other lenders in the Bank's market area. In December 1986, the FASB issued SFAS No. 91 on the accounting for non-refundable fees and costs associated with originating or acquiring loans. To the extent that loans are originated or acquired for the Bank's portfolio, SFAS No. 91 requires that the Bank defer loan origination fees and costs and amortize such amounts as an adjustment of yield over the life of the loan by use of the level yield method. SFAS No. 91 applies to fiscal years beginning after December 15, 1987. SFAS No. 91 reduces the amount of revenue recognized by many financial institutions at the time such loans are originated or acquired. Fees deferred under SFAS No. 91 are recognized into income immediately upon the sale of the related loan. At December 31, 2003, the Bank had $54,000 of net deferred loan fees. Loan origination fees are volatile sources of income. Such fees vary with the volume and type of loans and commitments made and purchased and with competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money.

     In addition to loan origination fees, the Bank also receives other fees and service charges that consist primarily of extension fees and late charges. The Bank recognized fees and service charges of $111,000, $142,000 and $151,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

     LOAN CONCENTRATION. With certain exceptions, an Illinois-chartered savings bank may not make a loan or exceed credit for secured and unsecured loans for business, commercial, corporate or agricultural purposes to a single borrower in excess of 25% of the savings bank's total capital, as defined by regulation. At December 31, 2003, the Bank's loans-to-one borrower limit was $4.7 million. At December 31, 2003 the Bank had no loans in excess of its loans-to-one borrower limitation.

DELINQUENCIES AND CLASSIFIED ASSETS

     The Bank's collection procedures provide that when a mortgage loan is either ten days (in the case of ARM and balloon loans) or 15 days (in the case of fixed-rate loans) past due, a computer-generated late charge notice is sent to the borrower requesting payment plus a late charge. If the mortgage loan remains delinquent, a telephone call is made or a letter is sent to the borrower stressing the importance of reinstating the loan and obtaining reasons for the delinquency. When a loan continues in a delinquent status for 90 days or more, and a repayment schedule has not been made or kept by the borrower, a notice of intent to foreclose upon the underlying property is then sent to the borrower, giving 30 days to cure the delinquency. If not cured, foreclosure proceedings are initiated. Consumer loans receive a ten-day grace period before a late charge is assessed. Collection efforts begin after the grace period expires. At December 31, 2003, 2002 and 2001 the percentage of nonperforming loans to net loans receivable were 2.61%, 2.70% and 2.58%, respectively.

     IDENTIFICATION OF LOAN DEFALCATION. During an internal audit of loan operations in 2001, the Bank uncovered loan irregularities at its branch in Virden, Illinois. The irregularities, which included recording fictitious loans, making unauthorized advances on loans, diversion of loan proceeds and payoff checks, and misapplication of funds, were limited to loans originated and serviced at the Banks' Virden branch. The investigation, in which the Bank was assisted by its independent outside auditor, has been completed and the identified losses have been recorded on the Company's financial statements. For the year ended December 31, 2003, the Company recognized a nonrecurring expense associated with the loan irregularities of $9,000, consisting of related legal expenses. In March 2003, the Company received a $563,000 recovery, which represents the negotiated settlement with the Company's insurance carrier.

     DELINQUENT LOANS AND NONPERFORMING ASSETS. Loans are reviewed on a regular basis and are placed on nonaccrual status when, in the opinion of management, the collection of additional interest is doubtful. Commercial and home equity loans are placed on nonaccrual status when either principal or interest is 90 days or more past due and management considers the interest uncollectible. Mortgages and other consumer loans are placed on nonaccrual status when either principal or interest is 120 days or more past due and management considers the interest uncollectible. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on management's assessment of the ultimate collectibility of the loan.

     Management monitors all past due loans and nonperforming assets. Such loans are placed under close supervision with consideration given to the need for additional allowance for loan loss, and (if appropriate) partial or full charge-off. At December 31, 2003, the Bank had $190,000 of loans 90 days or more delinquent that were still accruing interest.

     Real estate acquired through foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until such time as it is sold. When real estate owned is acquired, it is recorded at the lower of the unpaid principal balance of the related loan, or its fair market value, less estimated selling expenses. Any further write-down of real estate owned is charged against earnings. At December 31, 2003, the Bank owned $499,000 of property classified as real estate owned.

DELINQUENT LOANS. The following table sets forth information regarding delinquent loans and other real estate owned by the Bank at the dates indicated. As of the dates indicated, the Bank had immaterial restructured loans within the meaning of SFAS No. 15, 114, and 118.

                                                                       AT DECEMBER 31,
                                                 -----------------------------------------------------------
                                                   2003         2002         2001         2000        1999
                                                   ----         ----         ----         ----        ----
                                                                   (DOLLARS IN THOUSANDS)
Non-accruing loans:
   One-to-four family residential.............     1,022          769          805          417          686
   Commercial and agricultural real estate....       224          186          273           --           --
   Commercial and agricultural business.......       613          301           24          237           48
   Home equity/Home improvement...............     1,101        1,860          971          745          512
   Automobile.................................       139          196          181          408           98
   Other consumer.............................        22          198          106          121          354
                                                 -------      -------      -------      -------      -------
     Total....................................     3,121        3,510        2,360        1,928        1,698
                                                 -------      -------      -------      -------      -------
Accruing loans delinquent more than 90 days:
     One-to-four family residential...........       168           64           --           --           --
     Commercial and agricultural real estate..        --          259        1,658           --           --
     Automobile...............................        15           --           --           --           --
     Other consumer...........................         7           28            9           23            1
                                                 -------      -------      -------      -------      -------
     Total....................................       190          351        1,667           23            1
                                                 -------      -------      -------      -------      -------
Foreclosed assets:
     One-to-four family residential...........       499          442          945          460          357
     Automobile...............................        18           38           60           87           96
                                                 -------      -------      -------      -------      -------
     Total....................................       517          480        1,005          547          453
                                                 -------      -------      -------      -------      -------

Total nonperforming assets....................   $ 3,828      $ 4,341      $ 5,032      $ 2,498      $ 2,152
                                                 -------      -------      -------      -------      -------

Total as a percentage of total assets.........      1.46%        1.72%        2.09%        1.10%       1.27%
                                                 -------      -------      -------      -------      -------

---------------------------------
Loans delinquent 60 to 89 days at December 31, 2003 totaled $1.2 million, or 0.98% of net loans.

        Interest income that would have been recorded under the original terms of loans classified as non-accruing loans totaled approximately $167,000 for the year ended December 31, 2003. Interest income from such loans that was included in net income for the year ended December 31, 2003 totaled $103,000.

        CLASSIFIED ASSETS. Federal and state regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examination of insured institutions, Federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. For assets classified "substandard" and "doubtful," the institution is required to establish general loan loss reserves in accordance with accounting principles generally accepted in the United States of America. Assets classified "loss" must be either completely written off or supported by a 100% specific reserve. The Bank also maintains a category designated "special mention" which is established and maintained for assets not currently requiring classification but having potential weaknesses or risk characteristics that could result in future problems. An institution is required to develop an in-house program to classify its assets, including investments in subsidiaries, on a regular basis and set aside appropriate loss reserves on the basis of such classification. As part of the periodic exams of the Bank by the FDIC and the Illinois Commissioner of Banks and Real Estate ("Commissioner"), the staff of such agencies reviews the Bank's classifications and determine whether such classifications are adequate. Such agencies have, in the past, and may in the future require the Bank to classify certain assets which management has not otherwise classified or require a classification more severe than established by management. At December 31, 2003, the Bank's classified assets totaled $7.6 million, all of which were classified substandard.

        At December 31, 2003, the Bank's largest nonperforming loan had a principal balance of $301,000 and was secured by a first mortgage on commercial property. The Bank has established reserves totaling $25,000 for potential losses associated with this loan. The property securing the loan was sold in January 2004 and the debt was reduced by $268,000. Personal guarantees were obtained from the borrowers to satisfy the deficiency.

        Management continues to review its lending procedures in light of the rising trend in delinquencies and loan losses. The Company took several steps during 2003 to further strengthen its collection and underwriting practices. During the first quarter, the Company hired an additional loan collector to help manage the level of delinquencies, bankruptcies and foreclosures. During the third quarter, the Company hired an experienced senior loan administrator. This individual oversees all lending functions of the Company and is assisting in the collection and workout of problem credits, as well as reviewing and further enhancing all lending policies and procedures. In addition, the Company added personnel and expanded its loan review program in order to assess the effectiveness of new policies and procedures. Management will continue to evaluate the Company's underwriting standards and procedures to identify areas that can be further strengthened.

ALLOWANCE FOR LOAN LOSSES

        Management's policy is to provide for estimated losses on the Bank's loan portfolio based on management's evaluation of the probable losses that may be incurred. Management regularly reviews the Bank's loan portfolio, including problem loans, to determine whether any loans require classification or the establishment of appropriate reserves or allowances for losses. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers, among other matters, the estimated net realizable value of the underlying collateral. Other factors considered by management include the size and risk exposure of each segment of the loan portfolio, present indicators such as delinquency rates and the borrower's current financial condition, and the potential for losses in future periods. Management calculates the general allowance for loan losses in part based on past experience. While current year additions to the general loss allowances are charged against earnings, a portion of general loan loss allowances are added back to capital to the extent permitted in computing risk-based capital under Federal and state regulations.

        The balance of the allowance for loan losses is based on ongoing, quarterly assessments of the probable estimated losses in the loan portfolio. The Bank's methodology for assessing the appropriateness of the allowance consists of applying several formula methods to identified problem loans and portfolio segments. The allowance is calculated by applying loss factors to outstanding loan balances, based on an internal risk grade of such loans or pools of loans. Changes in risk grades of both performing and nonperforming loans affect the amount of the allowance. Loss factors are based primarily on historical loss experience over the past five years, and may be adjusted for other significant conditions that, in management's judgment, affect the collectibility of the loan portfolio.

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

        For the years ended December 31, 2003, 2002 and 2001, the Bank provided $2.1, $2.0 million and $1.0 million, respectively, to the allowance for loan losses. The Bank's allowance for loan losses totaled $2.2 million, $2.1 million and $1.1 million at December 31, 2003, 2002 and 2001, respectively. Although the Bank maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts or that the Bank will not be required to make additions to the allowance for loan losses in the future. Future additions to the Bank's allowance for loan losses and changes in the related ratio of the allowance for loan losses to nonperforming loans are dependent upon the economy, changes in real estate values and interest rates, the view of the regulatory authorities toward adequate loan loss reserve levels, and inflation. Management will continue to review the entire loan portfolio to determine the extent, if any, to which further additional loan loss provisions may be deemed necessary.

        ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES. The following table summarizes changes in the allowance for loan losses by loan categories for each period and additions to the allowance for loan losses, which have been charged to operations.

                                                                     YEAR ENDED DECEMBER 31,
                                                   -------------------------------------------------------------
                                                      2003         2002        2001         2000          1999
                                                   ---------    ---------    ---------    ---------     --------
                                                                     (DOLLARS IN THOUSANDS)
Balance at beginning of period...................  $   2,073    $   1,107    $   1,206    $     827     $    801

Charge-offs:
  One-to-four family residential.................        365          251          109           39           37
  Commercial and agricultural real estate........        432           55           61            6           --
  Commercial and agricultural business...........        153           44           89           10           30
  Home equity/home improvement...................        666          395          267          240           80
  Automobile.....................................        256          213          296          181          207
  Other consumer.................................        182          163          322          140          147
                                                   ---------    ---------    ---------    ---------     --------
     Total.......................................      2,054        1,121        1,144          616          501

Recoveries:
   One-to-four family residential................          5           17           --           12            8
   Commercial and agricultural real estate.......         18            2           --           --           --
   Commercial and agricultural business..........         --           11           --           10           --
   Home equity/Home improvement..................          5           10            5            1            1
   Automobile....................................         20           26           26           17           22
   Other Consumer................................         44           21           14           34           51
                                                   ---------    ---------    ---------    ---------     --------
     Total.......................................         92           87           45           74           82

Net loans charged-off............................      1,962        1,034        1,099          542          419
Additions charged to operations..................      2,075        2,000        1,000          610          445
Additions through acquisitions...................         --           --           --          311           --
                                                   ---------    ---------    ---------    ---------     --------
Balance at end period............................  $   2,186    $   2,073    $   1,107    $   1,206     $    827
                                                   =========    =========    =========    =========     ========

Total loans outstanding..........................  $ 129,480    $ 145,283    $ 157,729    $ 173,795     $142,594
Average net loans outstanding....................  $ 138,792    $ 152,848    $ 162,230    $ 161,915     $135,048

Allowance for loan losses as a percent
  of total loans at end of period................       1.69%        1.43%        0.70%        0.70%        0.58%
Net loans charged off as a percent
  of average net loans outstanding...............       1.41%        0.68%        0.68%        0.34%        0.31%
Ratio of allowance for loan losses to
  nonperforming loans............................      66.02%       53.69%       27.37%       62.55%       48.68%
Ratio of allowance for loan losses to total
  nonperforming assets at end of period..........      57.11%       47.75%       22.00%       48.28%       38.43%

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

                                                                         AT DECEMBER 31,
                                              ---------------------------------------------------------------------
                                                      2003                   2002                    2001
                                              ---------------------  ----------------------  ----------------------
                                                            % OF                    % OF                    % OF
                                                          LOANS IN                LOANS IN                LOANS IN
                                                        EACH CATEGORY           EACH CATEGORY           EACH CATEGORY
                                                           TO NET                   TO NET                  TO NET
                                               AMOUNT       LOANS      AMOUNT       LOANS      AMOUNT       LOANS
                                              --------    ---------  ---------    ---------  ----------   ---------
                                                                      (DOLLARS IN THOUSANDS)
One-to-four family residential...............  $   555       31.7%    $   516        30.7%     $    95     $ 29.8%
Commercial and agricultural real estate......      285       16.8         180        12.9           19       11.7
Multi-family residential.....................        3        1.9          10         1.9            2        1.6
Commercial and agricultural business.........      192       23.4         169        22.0          155       19.6
Home equity/Home improvement.................      817       18.6         653        21.8          429       24.7
Automobile...................................      194        5.1         329         7.3          253        8.3
Other consumer...............................      140        4.4         216         5.0          154        5.2
Unallocated..................................       --         --          --          --           --         --
                                               -------    -------     -------     -------      -------    -------
    Total ...................................  $ 2,186      101.9%    $ 2,073       101.6%     $ 1,107      100.9%
                                               =======    =======     =======     =======      =======    =======

(Continued)
                                               ---------------------------------------------
                                                       2000                    1999
                                               ---------------------   ---------------------
                                                             % OF                    % OF
                                                           LOANS IN                LOANS IN
                                                         EACH CATEGORY           EACH CATEGORY
                                                            TO NET                  TO NET
                                                AMOUNT       LOANS      AMOUNT       LOANS
                                               --------    ---------   --------    ---------
$

One-to-four family residential...............      161       28.1%    $   253        29.4%
Commercial and agricultural real estate......      158       10.8          57         5.9
Multi-family residential.....................        7        1.6           5         1.5
Commercial and agricultural business.........      169       18.4         152        16.3
Home equity/Home improvement.................      187       26.6         103        28.9
Automobile...................................      227        9.0          78        11.0
Other consumer...............................      177        6.4         158         7.6
Unallocated..................................      120         --          21          --
    Total ...................................  $ 1,206      100.9%    $   827       100.6%
                                               =======    =======     =======     =======

INVESTMENT ACTIVITIES

        The Bank's investment portfolio consists primarily of U. S. government and agency securities, along with mortgage-backed securities (discussed below), interest-bearing deposits in other financial institutions, Federal funds sold, Municipal Bonds and FHLB stock. The Bank's portfolio of equity investment securities totaled $48,000 at December 31, 2003 consisting of an interest in a local community development corporation and Farmer Mac Stock. In addition, the Bank's investment portfolio included $1.9 million of local municipal bonds. The Bank had $500,000 in Federal funds sold at December 31, 2003. The Bank's portfolio of U.S. Government and Agency Securities totaled $97.6 million at December 31, 2003. The Bank's holdings of FHLB stock totaled $1.4 million at December 31, 2003. The Bank had $1.8 million of investments in interest-bearing deposits at December 31, 2003 consisting of deposits in the Federal Home Loan Bank and other correspondent accounts. Total long-term investments at December 31, 2003 were $78.9 million. The Bank's short-term and long-term investment portfolio is expected to continue to change based on liquidity needs associated with loan origination activities.

        The Bank is required under Federal regulations to maintain a minimum amount of liquid assets that may be invested in specified short-term securities and certain other investments. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of the level of yield that will be available in the future, as well as management's projections as to the short-term demand for funds to be used in the Bank's loan origination and other activities. The Bank's liquidity ratio at December 31, 2003 was 43.3%, which was adequate to meet its normal business activities.

        MORTGAGE-BACKED SECURITIES. The Bank occasionally invests in mortgage-backed securities issued or guaranteed by the United States Government or agencies thereof. These securities, which consist primarily of mortgage-backed securities issued or guaranteed by GNMA, FNMA, and FHLMC, had an amortized cost of $7.6 million, $2.7 million and $4.1 million at December 31, 2003, 2002 and 2001, respectively. At December 31, 2003, all of the mortgage-backed securities in the investment portfolio had fixed-rates of interest. The market value of the Bank's mortgage-backed securities portfolio was $7.6 million, $2.8 million and $4.3 million at December 31, 2003, 2002 and 2001, respectively, and the weighted average rate as of December 31, 2003, 2002 and 2001 was 3.88%, 6.09% and 7.12%, respectively.

        Set forth below is a table showing the Bank's purchases, sales and repayments of mortgage-backed securities for the periods indicated.


                                                                              AT DECEMBER 31,
                                                          --------------------------------------------------------
                                                            2003        2002        2001        2000        1999
                                                          --------    --------    --------    --------    --------
                                                                              (IN THOUSANDS)
Mortgage-backed securities at beginning of period...      $  2,822    $  4,264    $  6,689    $  7,353    $  9,974
Purchases...........................................         8,082          --          --         797          --
Sales...............................................         2,305          60          --          --          --
Repayments..........................................           910       1,350       2,499       1,472       2,584
Premium amortization................................           (29)         --           2          (3)         (8)
Net unrealized gain (loss)..........................           (63)        (32)         72          14         (29)
                                                          --------    --------    --------    --------    --------
Mortgage-backed securities at end of period.........      $  7,597    $  2,822    $  4,264    $  6,689    $  7,353
                                                          ========    ========    ========    ========    ========

        INVESTMENT SECURITIES AND SHORT-TERM INVESTMENT PORTFOLIO. The following table sets forth the carrying value of the Bank's investment securities portfolio and short-term investments at the dates indicated. At December 31, 2003, the market value of the Bank's short-term investment portfolio approximated its cost.


                                                                          AT DECEMBER 31,
                                                   -------------------------------------------------------------
                                                      2003         2002         2001        2000          1999
                                                   ---------    ---------    ---------    ---------     --------
                                                                          (IN THOUSANDS)
Investment securities:
  FHLB stock....................................   $   1,381    $   1,279    $   1,215    $   1,135     $    920
  Equity securities and municipal bonds.........       1,955          779        2,160        1,641          120
  U.S. Government and Agency Securities.........      97,578       72,846       42,984       18,519          490
  Corporate Bonds...............................          --           --           --           --          299
                                                   ---------    ---------    ---------    ---------     --------
           Total investment securities..........   $ 100,914    $  74,904    $  46,359    $  21,295     $  1,829
                                                   =========    =========    =========    =========     ========

Short-term investments:
  Interest-bearing deposits in other depository
    institutions................................   $   1,842    $   3,865    $   6,506    $   2,853     $  4,768
  Federal funds sold............................         500          800        1,010        4,967           --
                                                   ---------    ---------    ---------    ---------     --------
        Total short-term investments............   $   2,342    $   4,665    $   7,516    $   7,820     $  4,768
                                                   =========    =========    =========    =========     ========

        The following table sets forth the maturities and weighted average yields of the Bank's securities portfolio, excluding FHLB stock and equity securities, at December 31, 2003.

                                                                 CARRYING VALUE AT DECEMBER 31, 2003
                                                  ---------------------------------------------------------------
                                                                                                         TOTAL
                                                  LESS THAN      1 TO 5       5 TO 10        OVER      INVESTMENT
                                                    1 YEAR        YEARS        YEARS       10 YEARS    SECURITIES
                                                  ----------    ---------    ---------    ---------    ----------
                                                                        (DOLLARS IN THOUSANDS)
Securities available-for-sale:
  U.S. Government...............................   $  20,301    $  40,573    $  34,735    $   1,969     $ 97,578
  Municipal bonds...............................         321          659          345          582        1,907
                                                   ---------    ---------    ---------    ---------     --------
      Total.....................................   $  20,622    $  41,232    $  35,080    $   2,551     $ 99,485
                                                   =========    =========    =========    =========     ========

Weighted average yield..........................        2.58%        3.11%        3.77%        4.40%        3.27%

SOURCES OF FUNDS

        GENERAL. Deposits and borrowings are the major sources of funds for lending and other investment purposes. In addition, the Bank derives funds from the repayment and prepayment of loans and mortgage-backed securities, operations, sales of loans into the secondary market, and the sale, call, or maturity of investment securities. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions. Other sources of funds include advances from the FHLB. For further information see "--Borrowings." Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources or on a longer term basis for general business purposes.

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

DEPOSIT ACTIVITY

        The following table sets forth the deposit activities of the Bank for the periods indicated.

                                                                          AT DECEMBER 31,
                                                   -------------------------------------------------------------
                                                      2003         2002         2001        2000(1)       1999
                                                   ----------   ----------   ----------   ----------   ----------
                                                                         (IN THOUSANDS)
Deposits.........................................  $  895,755   $1,067,912   $  838,886   $  611,070   $  443,376
Withdrawals......................................     890,499    1,064,640      827,381      557,631      456,508
                                                   ----------   ----------   ----------   ----------   ----------
Net increase (decrease) before interest credited.       5,256        3,272       11,505       53,439      (13,132)
Interest credited................................       4,315        5,431        7,595        5,170        4,474
                                                   ----------   ----------   ----------   ----------   ----------
   Net increase (decrease) in deposits...........  $    9,571   $    8,703   $   19,100   $   58,609   $   (8,658)
                                                   ==========   ==========   ==========   ==========   ==========

------------------------------
(1) Deposits during 2000 include $45,747,000 in deposits acquired from Chapin State Bank.

DEPOSIT PORTFOLIO

        Deposits in the Bank as of December 31, 2003 were represented by the various types of deposit programs described below:


  WEIGHTED                                                                                             PERCENTAGE
   AVERAGE                                                                  MINIMUM                     OF TOTAL
INTEREST RATE        MINIMUM TERM             DEMAND ACCOUNTS                AMOUNT       BALANCES      DEPOSITS
-------------        ------------             ---------------                ------       --------      --------
                                                                                       (IN THOUSANDS)

       0.00%             None             Noninterest-bearing checking      $   50        $ 12,851            5.46%
       0.49              None             Interest-bearing checking             50          28,079           11.94
       0.94              None             Money market deposit accounts      2,500           9,694            4.12
       0.65              None             Savings                               50          30,679           13.05

                                           CERTIFICATES OF DEPOSIT
                                           -----------------------

       2.68        Less than 1 year        Fixed term, fixed rate           $  500        $112,579           47.87
       3.80            1-2 years           Fixed term, fixed rate              500          25,231           10.73
       3.57            2-3 years           Fixed term, fixed rate              500           7,860            3.34
       4.25            3-4 years           Fixed term, fixed rate              500           3,859            1.64
       3.93          Over 4 years          Fixed term, fixed rate              500           4,341            1.85
                                                                                          --------          ------
                                                                                          $235,173          100.00%
                                                                                          ========          ======


DEPOSIT FLOW

        The following table sets forth the change in dollar amount of savings deposits in the various types of savings accounts offered by the Bank between the dates indicated.

                                                           AT DECEMBER 31,
                                ----------------------------------------------------------------
                                              2003                            2002
                                -------------------------------  -------------------------------
                                 BALANCE    PERCENT    CHANGE     BALANCE    PERCENT    CHANGE
                                ----------  --------  ---------  ---------  ---------  ---------
                                                       (DOLLARS IN THOUSANDS)
Club accounts.................. $      220      0.09%  $     6   $     214       0.10%   $    12
Noninterest-bearing checking...     12,851      5.46      (678)     13,529       6.00      2,466
Interest-bearing checking......     28,079     11.94     4,037      24,042      10.66        456
Passbooks......................     30,459     12.96     4,458      26,001      11.52        826
Money market deposit accounts..      9,694      4.12      (958)     10,652       4.72      2,999
Certificates of deposit that
 mature:
  within 12 months.............    112,579     47.87     2,907     109,672      48.61      4,113
  within 12-36 months..........     33,091     14.07    (3,327)     36,418      16.14     (1,185)
  beyond 36 months.............      8,200      3.49     3,126       5,074       2.25       (984)
                                ----------  --------   -------   ---------   --------    -------
    Total...................... $  235,173    100.00%  $ 9,571   $ 225,602     100.00%   $ 8,703
                                ==========  ========   =======   =========   ========    =======

(Continued)

                                ----------------------------------------------------------------
                                              2001                            2000
                                -------------------------------  -------------------------------
                                 BALANCE    PERCENT    CHANGE     BALANCE    PERCENT    CHANGE
                                ----------  --------  ---------  ---------  ---------  ---------

Club accounts.................. $      202      0.09%  $   (12)  $    214       0.11%   $     17
Noninterest-bearing checking...     11,063      5.10     1,561      9,502       4.81       4,182
Interest-bearing checking......     23,586     10.87       938     22,648      11.45       6,904
Passbooks......................     25,175     11.61     2,741     22,434      11.34        (819)
Money market deposit accounts..      7,653      3.53      (411)     8,064       4.08       1,861
Certificates of deposit that
 mature:
  within 12 months.............    105,559     48.67    12,390     93,169      47.10      31,080
  within 12-36 months..........     37,603     17.34     3,402     34,201      17.29      10,080
  beyond 36 months.............      6,058      2.79    (1,509)     7,567       3.82       5,304
                                ----------  --------   -------   --------   --------    --------
    Total...................... $  216,899    100.00%  $19,100   $197,799     100.00%   $ 58,609
                                ==========  ========   =======   ========   ========    ========

TIME DEPOSITS BY RATES

        The following table sets forth the certificates of deposit of the Bank classified by rates as of the dates indicated:

                                                                          AT DECEMBER 31,
                                                     2003          2002         2001         2000         1999
                                                   ---------    ---------    ---------    ---------     --------
                                                                          (IN THOUSANDS)
Rate
----
1.99% or less..................................    $  33,579    $   3,757    $      --    $      --     $     --
2.00-3.99%.....................................       87,935       83,674       40,338           52           49
4.00-5.99%.....................................       22,201       41,164       63,363       57,379       70,312
6.00-7.99%.....................................        7,983       20,407       43,011       75,440       17,123
8.00 and greater...............................        2,172        2,162        2,508        2,066          989
                                                   ---------    ---------    ---------    ---------     --------
                                                   $ 153,870    $ 151,164    $ 149,220    $ 134,937     $ 88,473
                                                   =========    =========    =========    =========     ========

        The following table sets forth the amount and maturities of certificates of deposit at December 31, 2003.


                                                                         AMOUNT DUE
                                        -----------------------------------------------------------------------------
                                                                     OVER 2      OVER 3
                                        LESS THAN   OVER 1 YEAR    YEARS TO 3  YEARS TO 4      OVER 4
                                         ONE YEAR    TO 2 YEARS       YEARS       YEARS        YEARS         TOTAL
                                        ----------  ------------  ------------ ------------  -----------  -----------
                                                                   (Dollars in Thousands)
1.99% or less....................       $  31,009    $   2,015     $     550    $       5    $      --    $  33,579
2.00-3.99%.......................          65,655       14,312         4,217        1,455        2,296       87,935
4.00-5.99%.......................          10,583        4,532         2,666        2,393        2,027       22,201
6.00-7.99%.......................           4,985        2,547           427            6           18        7,983
8.00 and greater.................             347        1,825            --           --           --        2,172
Weighted average balance.........            2.68%       3.80%          3.57%        4.25%        3.93%        2.98%

        LARGE CERTIFICATES OF DEPOSIT. The following table indicates the balances of certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2003.

                                                           CERTIFICATES
           MATURITY PERIOD                                  OF DEPOSIT
                                                          (IN THOUSANDS)

           Less than 3 months........................        $ 22,274
           3-6 months................................          14,853
           6-12 months...............................          12,788
           Over 12 months............................           7,094
                                                             --------
             Total...................................        $ 57,009
                                                             ========

BORROWINGS

        Deposits are the primary source of funds for the Bank's lending and investment activities. If the need arises, the Bank may rely upon advances from the FHLB to supplement its supply of available funds and to fund deposit withdrawals. Advances from the FHLB are typically secured by the Bank's one- to four-family residential mortgage loans, United States Government and agency securities and mortgage-backed securities. The FHLB functions as a central reserve bank providing credit for the Bank and other member savings associations and financial institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages, provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of a member institution's stockholders' equity or on the FHLB's assessment of the institution's creditworthiness. At December 31, 2003, the Bank had no FHLB advances outstanding.

        Our borrowings consist of securities sold under agreements to repurchase which are swept daily from commercial deposit accounts. The Company may be required to provide additional collateral based on the fair value of the underlying securities.

        The following table sets forth certain information regarding borrowings by the Bank for the dates indicated.


                                                                       AT DECEMBER 31,
                                                   -------------------------------------------------------
                                                     2003        2002       2001        2000        1999
                                                   -------     -------     -------     -------     -------
                                                                  (DOLLARS IN THOUSANDS)
Weighted average rate paid on:(1)
  FHLB advances..................................     1.30%         --%       6.80%       6.52%        5.8%
  Other borrowings...............................     1.16%       1.81%       1.51%       5.30%        9.0%
FHLB advances:
  Maximum balance................................  $ 7,500     $    --     $ 5,000     $14,000     $ 8,000
  Average balance................................  $ 1,243     $    --     $   795     $ 7,877     $ 1,723
Other:
   Maximum balance...............................  $ 3,845     $ 4,364     $ 1,560     $   896     $    --
   Average balance...............................  $ 2,192     $ 2,097     $   849     $   106     $    17

----------------------------------
(1)     Calculated using the daily weighted average interest rates.

TRUST SERVICES

        Since its acquisition of Chapin State Bank, the Bank has offered personal trust services. As of December 31, 2003, the Bank's trust department was managing $26.4 million in trust assets. Assets managed by the trust department grew $11.3 million during 2003. Trust fees collected in 2003 totaled $259,000, which represented an increase of $224,000 from 2002. The increase in fees is due to both asset growth and additional trust work performed during 2003. Management does not expect the level of trust fee income from the trust department to continue at the same level as experienced in 2003.

SUBSIDIARY ACTIVITIES

        The Bank has one wholly owned subsidiary, Financial Resources Group, Inc. ("Financial Resources"), an Illinois corporation. Financial Resources is engaged in the business of originating commercial business loans and, to a lesser extent, commercial real estate loans, one- to four-family loans, pursuant to Veteran's Administration ("VA") and Federal Housing Administration ("FHA") guidelines, and multi-family loans. In addition, Financial Resources operates an investment center engaged in the business of buying and selling stocks, bonds, annuities and mutual funds for its customers' accounts. At December 31, 2003, the Bank had $1.8 million in equity and retained earnings in Financial Resources. For the year ended December 31, 2003, Financial Resources had net income of $147,000.

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

        CAPITAL MAINTENANCE. Under FDIC regulations, the Bank must maintain minimum levels of capital. The regulations establish a minimum leverage capital requirement of not less than 3% core capital to total assets for banks in the strongest financial and managerial condition, with the highest supervisory rating of the federal regulators for banks. For all other banks, the minimum leverage capital requirement is between 4% and 5% of total assets. Core capital is composed of the sum of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets (other than qualifying mortgage servicing rights and qualifying supervisory intangible core deposits), identified losses, investments in certain subsidiaries, and unrealized gains (losses) on investment securities.

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

        Set forth below is a summary of the Bank's compliance with its capital requirements as of December 31, 2003. At December 31, 2003, the Bank exceeded its applicable capital requirements.

                                                                        AT DECEMBER 31, 2003
                                                                      ------------------------
                                                                                   PERCENT OF
                                                                        AMOUNT       ASSETS
                                                                      -----------  -----------
                                                                       (DOLLARS IN THOUSANDS)
Tier 1(Core) Capital to Total Adjusted Assets (Leverage Ratio)
   Actual level...................................................     $  17,024         6.54%
   Required level.................................................        10,420         4.00
                                                                       ---------    ---------
   Excess.........................................................     $   6,604         2.54%
                                                                       =========    =========
Tier 1 Capital to Risk-Weighted Assets:
   Actual level...................................................     $  17,024        11.88%
   Required level.................................................         5,733         4.00
                                                                       ---------    ---------
   Excess.........................................................     $  11,291         7.88%
                                                                       =========    =========
Total Capital to Risk-Weighted Assets:
   Actual level...................................................     $  18,821        13.13%
   Required level.................................................        11,466         8.00
                                                                       ---------    ---------
   Excess.........................................................     $   7,355         5.13%
                                                                       =========    =========

        ILLINOIS SAVINGS BANK REGULATION. As an Illinois-chartered savings bank, the Bank is subject to regulation and supervision by the Commissioner. The Commissioner's regulation of the Bank covers, among other things, the Bank's internal organization (i.e., charter, bylaws, capital requirements, transactions with directors and officers, and composition of the board of directors), as well as supervision of permissible activities and mergers and acquisitions. The Bank is required to file periodic reports with, and is subject to periodic examinations at least once within every 12-month period by the Commissioner. The lending and investment authority of the Bank is prescribed by Illinois law and regulations, as well as applicable Federal laws and regulations, and the Bank is prohibited from engaging in any activities not permitted by such laws and regulations.

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

        Under Illinois law, a savings bank may make both secured and unsecured loans. However, loans for business, corporate, commercial or agricultural purposes, whether secured or unsecured, may not in the aggregate exceed 15% of a savings bank's total assets unless authorized by the Commissioner. With the prior written consent of the Commissioner, savings banks may also engage in real estate development activities, provided that the total investment in any one project may not exceed 15% of total capital, and the total investment in all projects may not exceed 50% of total capital. The total loans and extensions of credit outstanding at one time, both direct and indirect, by a savings bank to any borrower may not exceed 25% of the savings bank's total capital. At December 31, 2003, the Bank did not have any loans-to-one borrower which exceeded this limitation.

        Illinois-chartered savings banks generally have all lending, investment and other powers which are possessed by federal savings banks based in Illinois. Recent federal and state legislative developments have reduced distinctions between commercial banks and savings institutions in Illinois with respect to lending and investment authority. As federal law has expanded the authority of federally chartered savings institutions to engage in activities previously reserved for commercial banks, Illinois legislation and regulations ("parity legislation") have given Illinois-chartered savings institutions, such as the Bank, the powers of federally chartered savings institutions.

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

THE USA PATRIOT ACT

        In response to the events of September 11th, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, was signed into law on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. Financial institutions such as the Bank, have had a federal anti-money laundering obligation for years. Accordingly, the Bank does not believe the USA PATRIOT Act will have a material impact on its operations.

SARBANES-OXLEY ACT OF 2002

        On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"), which implemented legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board that enforces auditing, quality control and independence standards, Sarbanes-Oxley places certain restrictions on the scope of services that may be provided by accounting firms to their public company audit clients. Any non-audit services being provided to a public company audit client requires preapproval by the company's audit committee. In addition, Sarbanes-Oxley makes certain changes to the requirements for audit partner rotation after a period of time. Sarbanes-Oxley requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement. The Company's Chief Executive Officer and Chief Financial Officer have signed certifications to this Form 10-K as required by Sarbanes-Oxley. In addition, under Sarbanes-Oxley, counsel is required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

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

        Sarbanes-Oxley increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company's "registered public accounting firm." Audit Committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a "financial expert" (as such term is defined by the Securities and Exchange Commission) and if not, why not. Under Sarbanes-Oxley, a company's registered public accounting firm is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions had been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. Sarbanes-Oxley also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statements materially misleading. Sarbanes-Oxley also requires the Securities and Exchange Commission to prescribe rules requiring inclusion of any internal control report and assessment by management in the annual report to shareholders. Sarbanes-Oxley requires the company's registered public accounting firm that issues the audit report to attest to and report on management's assessment of the company's internal controls.

        Compliance with the Sarbanes-Oxley Act has not had a material impact on our results of operations or financial condition.

HOLDING COMPANY REGULATION

        PERMITTED ACTIVITIES. Pursuant to Section 10(o) of the Home Owners' Loan Act and Office of Thrift Supervision regulations and policy, a mutual holding company and a federally chartered mid-tier holding company such as Jacksonville Bancorp, Inc. may engage in the following activities: (i) investing in the stock of a savings association; (ii) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company;
(iii) merging with or acquiring another holding company, one of whose subsidiaries is a savings association; (iv) investing in a corporation, the capital stock of which is available for purchase by a savings association under federal law or under the law of any state where the subsidiary savings association or associations share their home offices; (v) furnishing or performing management services for a savings association subsidiary of such company; (vi) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company; (vii) holding or managing properties used or occupied by a savings association subsidiary of such company; (viii) acting as trustee under deeds of trust; (ix) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Director, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987;
(x) any activity permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act, including securities and insurance underwriting; and (xi) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Director of the Office of Thrift Supervision. If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (xi) above, and has a period of two years to cease any nonconforming activities and divest of any nonconforming investments.

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

        The Bank was last audited by the Internal Revenue Service for the tax years ended December 31, 1998. As a result of adjustments made during the audit, the Bank received a refund of $8,000 for 1998. For additional information regarding taxation, see Note 9 of Notes to Consolidated Financial Statements.

        ILLINOIS TAXATION. The State of Illinois imposes a tax on the Illinois taxable income of corporations, including savings banks, at the rate of 7.30%. Illinois taxable income is generally similar to federal taxable income except that interest from state and municipal obligations is taxable and no deduction is allowed for state income taxes. However, a deduction is allowed for certain U.S. Government and agency obligations. The Bank's state income tax returns for the tax years ended December 31, 1991, 1990 and 1989, have been audited by the Illinois tax authorities and did not have to be amended as a result of such audit.

PERSONNEL

        As of December 31, 2003, the Bank and its subsidiary had a total of 100 full-time and 25 part-time employees. None of the Bank's employees is represented by a collective bargaining group. Management believes that its relationship with the Bank's employees is good.

AVAILABILITY OF ANNUAL REPORT ON FORM 10-K

        The Company's Annual Report on Form 10-K is available on its website at www.Jacksonvillesavings.com.

ITEM 2.  PROPERTIES

        The Bank conducts its business through its main office and two branch offices located in Jacksonville, and branch offices located in Virden, Litchfield, Chapin, and Concord, Illinois. The following table sets forth certain information concerning the main office and each branch office of the Bank at December 31, 2003. At December 31, 2003, the Bank's premises and equipment had an aggregate net book value of approximately $7.4 million. The Bank completed an expansion of its main office during the fourth quarter of 2003, at a cost of $2.5 million. The Bank believes that its branch facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Holding Company. All facilities are owned.

                                                                    NET
                                                                BOOK VALUE
                                          YEAR                AT DECEMBER 31,
     LOCATION                           OCCUPIED                   2003
--------------------                ----------------        -------------------
                                                              (IN THOUSANDS)
Main Office
1211 West Morton Avenue
Jacksonville, Illinois                    1994               $    4,961

Branch Office
211 West State Street
Jacksonville, Illinois                    1961                      690

Branch Office
903 South Main
Jacksonville, Illinois                    1989                      238

Branch Office
501 North State Street
Litchfield, Illinois                      1997                      624

Branch Office
100 North Dye
Virden, Illinois                          1986                      253

Branch Office
510 Superior
Chapin, Illinois                          2000                      615

Branch Office
202 State
Concord, Illinois                         2000                       38

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The "Stockholder Information" section of the Company's annual report to stockholders for the fiscal year ended December 31, 2003 (the "2003 Annual Report to Stockholders") is filed as an exhibit to this Form 10-K and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

        The "Selected Consolidated Financial Information" section of the 2003 Annual Report to Stockholders is filed as an exhibit to this Form 10-K and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the 2003 Annual Report to Stockholders is filed as an exhibit to this Form 10-K and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET

        The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the 2003 Annual Report to Stockholders is filed as an exhibit to this Form 10-K and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The material identified in Item 15(a)(1) hereof is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

        (a) Information concerning the directors and certain officers of the Company is incorporated by reference hereunder in the Proxy Statement for the 2004 Annual Meeting.

        (b) Set forth below is information concerning the Principal Officers of the Company who are not described in the Proxy Statement.


NAME                          AGE       POSITION HELD WITH THE COMPANY                         YEARS POSITION HELD
----                          ---       ------------------------------                         -------------------
Steven L. Waltrip             52        Vice President - Mortgage/Consumer Lending                    20

Thomas A. Luber               52        Vice President - Mortgage Banking                             11

Susan L. Harpole              42        Vice President - Mortgage/Consumer Lending                     5

Paul W. Miller                49        Vice President - Lending                                       3

Laura A. Marks                45        Vice President - Retail Banking                                2

ITEM 11. EXECUTIVE COMPENSATION

        Information with respect to management compensation required under this item is incorporated by reference hereunder in the Proxy Statement for the 2004 Annual Meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information required under this item is incorporated by reference to the Proxy Statement for the 2004 Annual Meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information required under this item is incorporated by reference to the Proxy Statement for the 2004 Annual Meeting.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information required under this item is incorporated by reference to the Proxy Statement for the 2004 Annual Meeting.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)(1)  Financial Statements

     The documents filed as a part of this Form 10-K are:

                (A)     Independent Auditors' Report;

                (B)     Consolidated Balance Sheets - December 31, 2003 and
                        2002.

                (C) Consolidated Statements of Income - years ended December 31, 2003, 2002 and 2001;

                (D) Consolidated Statements of Stockholders' Equity - years ended December 31, 2003, 2002 and 2001

                (E) Consolidated Statements of Cash Flows - years ended December 31, 2003, 2002 and 2001; and

                (F)     Notes to Consolidated Financial Statements.

        (a)(2)  Financial Statement Schedules

        All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

        (b)     Reports on Form 8-K

        On October 15, 2003, the Company filed a current report on Form 8-K,
Item 12. Results of Operations and Financial Condition, in which it announced its September 30, 2003 financial results.

        (c)     Exhibits

                (1)     Federal Charter and Bylaws(1)

                (2) Instruments defining the rights of security holders, including debentures (Not Applicable).

                (7)     Letter re: change in accounting principles (Not
                        Applicable)

                (10)    Material contracts

                        (A)(1)  Employment Agreement between Jacksonville
                                Savings Bank and Andrew F. Applebee
                        (A)(2)  Employment Agreement between Jacksonville
                                Savings Bank and Richard A. Foss
                        (A)(3)  Employment Agreement between Jacksonville
                                Savings Bank and John C. Williams
                        (B)     Jacksonville Savings Bank 1996 Stock Option
                                Plan(2)
                        (C)     Jacksonville Savings Bank 2001 Stock Option
                                Plan(2)

                (13)    2003 Annual Report to Stockholders

                (14)    Code of Ethics

                (21)    Subsidiaries

                (23) Consent of McGladrey & Pullen, LLP to incorporate financial statements into Form S-8.

                (31.1) Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                (31.2) Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                (32.1) Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

------------------------
* Previously filed.
(1) Incorporated by reference to the Company's Current Report 8-A12G filed with the Securities and Exchange Commission on May 2, 2002.
(2) Incorporated by reference to the Company's registration statement on Form S-8 filed with the Securities and Exchange Commission on February 2, 2004.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Jacksonville Bancorp, Inc.


Date: March 24, 2004                         By: /s/ Richard A. Foss
                                                --------------------------------
                                                Richard A.  Foss, President
                                                and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:  /s/ Richard A. Foss                     By: /s/ Andrew F. Applebee
   ---------------------------------------      --------------------------------
     Richard A. Foss, President,                 Andrew F. Applebee,
     Chief Executive Officer and Director        Chairman of the Board

Date: March 24, 2004                         Date: March 24, 2004



By:  /s/ Diana S. Tone                       By: /s/ Dean H. Hess
   ---------------------------------------      --------------------------------
     Diana S. Tone                               Dean H. Hess, Director
     Chief Financial Officer

Date: March 24, 2004                         Date: March 24, 2004



By:  /s/ Roger D. Cannell                    By: /s/ Emily J. Osburn
   ---------------------------------------      --------------------------------
     Roger D. Cannell, Director                  Emily J. Osburn, Director

Date: March 24, 2004                         Date: March 24, 2004



By:  /s/ Harmon B. Deal, III                 By: /s/ Harvey D. Scott, III
   ---------------------------------------      --------------------------------
     Harmon B. Deal, III, Director               Harvey D. Scott III, Director

Date: March 24, 2004                         Date: March 24, 2004



By:  /s/ Michael R. Goldasich                By: /s/ John C. Williams
   ---------------------------------------      --------------------------------
     Michael R. Goldasich, Director              John C. Williams, Director,
                                                 Senior Vice President and
                                                 Trust Officer

Date: March 24, 2004                         Date: March 24, 2004

                                  EXHIBIT INDEX


(1)     Federal Charter and Bylaws (1)

(10)    Material contracts

        (A)(1) Employment Agreement between Jacksonville Savings Bank and Andrew F. Applebee
        (A)(2) Employment Agreement between Jacksonville Savings Bank and Richard A. Foss
        (A)(3)  Employment Agreement between Jacksonville Savings Bank and John
                C. Williams
        (B)     Jacksonville Savings Bank 1996 Stock Option Plan(2)
        (C)     Jacksonville Savings Bank 2001 Stock Option Plan(2)

(13)    2003 Annual Report to Stockholders

(14)    Code of Ethics

(21)    Subsidiaries

        (23) Consent of McGladrey & Pullen, LLP to incorporate financial statement into Form S-8.

        (31.1) Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        (31.2) Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        (32.1) Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

------------------------
Previously Filed
(1) Incorporated by reference to the Company's Current Report 8-A12G filed with the Securities and Exchange Commission on May 2, 2002.
(2) Incorporated by reference to the Company's registration statement on Form S-8 filed with the Securities and Exchange Commission on February 2, 2004.