Form 10-Q
period 2004-03-31
JACKSONVILLE BANCORP INC
filed 2004-05-10
CIK 1172097

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended MARCH 31, 2004

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

                           [ ]  Yes         [X]  No

As of April 30, 2004, there were 1,951,743 shares (*) of the Registrant's common stock issued and outstanding.

(*) As of April 30, 2004, 1,038,738 shares were owned by Jacksonville Bancorp, M.H.C., the Company's mutual holding company parent.

JACKSONVILLE BANCORP, INC.

FORM 10-Q

MARCH 31, 2004
TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                           PAGE

PART I       FINANCIAL INFORMATION

Item 1.      Financial Statements

             Consolidated Balance Sheets at March 31, 2004 and
               December 31, 2003 (Unaudited)                                1

             Consolidated Statements of Income and Comprehensive
               Income (Loss) for the Three Months Ended
               March 31, 2004 and 2003 (Unaudited)                          2

             Consolidated Statement of Stockholders' Equity for
               the Three Months Ended March 31, 2004 (Unaudited)            3

             Consolidated Statements of Cash Flows for the
               Three Months Ended March 31, 2004 and 2003
               (Unaudited)                                                  4-5

             Notes to the Unaudited Consolidated Financial Statements       6-7

Item 2.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                    8-15

Item 3.      Quantitative and Qualitative Disclosures about Market Risk    16-17

Item 4.      Controls and Procedures                                        18

PART II      OTHER INFORMATION                                              19

Item 1.      Legal Proceedings
Item 2.      Changes in Securities, Use of Proceeds, and Issuer Purchases
Item 3.      Defaults Upon Senior Securities
Item 4.      Submission of Matters to a Vote of Security Holders
Item 5.      Other Information
Item 6.      Exhibits and Reports on Form 8-K

             Signatures                                                     20

EXHIBITS

             Section 302 Certifications
             Section 906 Certification

                         PART I - FINANCIAL INFORMATION

JACKSONVILLE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2004 AND DECEMBER 31, 2003 (UNAUDITED)
--------------------------------------------------------------------------------


                                                  MARCH 31,       DECEMBER 31,
ASSETS                                              2004             2003
                                                    ----             ----

Cash and cash equivalents                       $  10,867,892    $   9,575,977
Federal funds sold                                          -          500,000
Investment securities - available-for-sale         97,044,442       98,940,872
Mortgage-backed securities - available-for-sale    12,143,717        7,597,265
Federal Home Loan Bank stock                        1,403,000        1,380,600
Other investment securities                           585,835          592,355
Loans receivable - net of allowance for loan
  loss of $2,195,704 and $2,186,058 as of
  March 31, 2004 and December 31, 2003            126,837,836      127,079,036
Loans held for sale - net                           1,047,764          506,300
Premises and equipment - net                        7,322,403        7,419,061
Accrued interest receivable                         1,696,141        1,445,140
Goodwill                                            2,726,567        2,726,567
Core deposit intangible                               338,825          358,756
Capitalized mortgage servicing rights               1,147,965        1,168,246
Real estate owned                                     571,930          499,257
Income taxes receivable                               277,671          386,509
Other assets                                        1,181,580        1,639,722
                                                -------------    -------------

          TOTAL ASSETS                          $ 265,193,568    $ 261,815,663
                                                =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Deposits                                        $ 238,006,366    $ 235,172,732
Other borrowings                                    1,931,556        2,888,954
Advance payments by borrowers for taxes
  and insurance                                       566,648          397,941
Accrued interest payable                              724,683          775,966
Deferred compensation plan                          2,045,536        2,021,008
Other liabilities                                     934,514          526,909
                                                -------------    -------------
            Total liabilities                     244,209,303      241,783,510
                                                -------------    -------------

Stockholders' Equity

Preferred stock, $0.01 par value -
  authorized 10,000,000 shares;
  none issued and outstanding                               -                -

Common stock, $0.01 par value -
  authorized 20,000,000 shares;
  issued and outstanding, 1,951,743
  shares and 1,942,004 shares as of
  March 31, 2004 and December 31, 2003,
  respectively                                         19,517           19,420

Additional paid-in capital                          6,457,244        6,399,321

Retained earnings - substantially restricted       13,983,682       13,866,849

Accumulated other comprehensive income                523,822          (253,437)
                                                -------------    -------------
           Total stockholders' equity              20,984,265       20,032,153
                                                -------------    -------------

          TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                  $ 265,193,568    $ 261,815,663
                                                =============    =============


See accompanying notes to the unaudited consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)
--------------------------------------------------------------------------------

                                                      2004              2003
                                                      ----              ----
INTEREST INCOME:
  Loans                                             2,127,600         2,632,353
  Investment securities                               857,176           762,626
  Mortgage-backed securities                           90,531            34,678
  Other                                                 6,982            18,492
                                                 ------------       -----------
            Total interest income                   3,082,289         3,448,149
                                                 ------------       -----------

INTEREST EXPENSE:
  Deposits                                          1,144,037         1,516,378
  Other borrowings                                      8,403             5,755
                                                 ------------       -----------
            Total interest expense                  1,152,440         1,522,133
                                                 ------------       -----------

NET INTEREST INCOME                                 1,929,849         1,926,016

PROVISION FOR LOAN LOSSES                             150,000           700,000
                                                 ------------       -----------

NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES                                         1,779,849         1,226,016
                                                 ------------       -----------

OTHER INCOME:
  Service charges on deposit accounts                 171,992           158,952
  Loan servicing fees                                  99,457            98,490
  Commission income                                   203,236           103,048
  Gain on sales of loans                                6,968           271,939
  Gain on sales of securities                          23,699                 -
  Recovery from insurance company                           -           562,500
  Other                                                18,044            28,987
                                                 ------------       -----------
            Total other income                        523,396         1,223,916
                                                 ------------       -----------

OTHER EXPENSES:
  Salaries and employee benefits                    1,189,866         1,029,090
  Occupancy and equipment expense                     330,924           294,285
  Data processing expense                              66,397            59,735
  Stationary and supplies                              29,869            41,115
  Legal and accounting expense                         46,326            25,390
  Postage expense                                      39,634            35,721
  Other                                               306,080           288,584
                                                 ------------       -----------
           Total other expenses                     2,009,096         1,773,920
                                                 ------------       -----------

INCOME BEFORE INCOME TAXES                            294,149           676,012
INCOME TAXES                                          108,837           264,611
                                                 ------------       -----------

NET INCOME                                            185,312           411,401

OTHER COMPREHENSIVE INCOME-Unrealized gain
  (loss) on securities available-for-sale
  (Net of tax of $491,528 and $(29,355))              777,259           (46,419)
                                                 ------------       -----------

COMPREHENSIVE INCOME                             $    962,571       $   364,982
                                                 ============       ===========

NET INCOME PER COMMON SHARE - BASIC              $       0.10       $      0.21
                                                 ============       ===========
NET INCOME PER COMMON SHARE - DILUTED            $       0.09       $      0.21
                                                 ============       ===========


See accompanying notes to the unaudited consolidated financial statements.


JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2004 (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------


                                                                                      ACCUMULATED
                                                        ADDITIONAL                      OTHER            TOTAL
                                           COMMON        PAID-IN        RETAINED     COMPREHENSIVE    STOCKHOLDERS'    COMPREHENSIVE
                                           STOCK         CAPITAL        EARNINGS        INCOME           EQUITY            INCOME

BALANCE, DECEMBER 31, 2003                $  19,420   $  6,399,321   $ 13,866,849     $ (253,437)     $ 20,032,153

  Net income                                      -              -        185,312              -           185,312       $ 185,312
  Other comprehensive income -
    change in net unrealized gains
    and losses on securities
    available-for-sale, net of
    income taxes of $500,709                      -              -              -        791,777           791,777         791,777
  Less: Reclassification adjustment
    for gains included in net income,
    net of tax of $(9,181)                        -              -              -        (14,518)          (14,518)        (14,518)
                                                                                                                         ---------
  Comprehensive Income                            -              -              -              -                 -       $ 962,571
                                                                                                                         =========

  Exercise of stock options                     140        139,765              -              -           139,905
  Purchase and retirement of treasury
    stock                                       (43)       (81,842)             -              -           (81,885)

  Dividends ($.075 per share)                     -              -        (68,479)             -           (68,479)

                                                  -              -              -              -                 -
                                          ---------   ------------   ------------     ----------      ------------

BALANCE, MARCH 31, 2004                   $  19,517   $  6,457,244   $ 13,983,682     $  523,822      $ 20,984,265
                                          =========   ============   ============     ==========      ============

See accompanying notes to the unaudited consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)
--------------------------------------------------------------------------------

                                                         2004          2003
                                                         ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $    185,312  $    411,401
                                                     ------------  ------------
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation, amortization and accretion:
        Premises and equipment                            157,545       116,216
        Accretion of loan fees and discounts, net         (14,835)      (56,932)
        Amortization of investment premiums and
          discounts, net                                  138,742       203,237
        Amortization of intangible assets                  19,931        19,931
      Provision for loan losses                           150,000       700,000
      FHLB stock dividends                                (22,400)      (35,400)
      Gains on sales of loans                              (6,968)     (271,939)
      Gains on sales of securities                        (23,699)            -
      Change in income taxes receivable                   108,838        69,611
      Changes in other assets and liabilities              87,545      (121,203)
                                                     ------------  ------------
            Net cash provided by operations
              before loan sales                           594,699       623,521
                                                     ------------  ------------
      Originations of loans for sale to Freddie Mac    (3,773,736)  (31,394,918)
      Proceeds of sale of loans to Freddie Mac          3,259,521    30,964,153
                                                     ------------  ------------
            Net cash provided by operating
              activities                                  265,796       604,157
                                                     ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Change in federal funds sold, net                       500,000    (1,700,000)
  Purchases of investment securities                  (28,724,401)  (34,084,927)
  Maturity and call of investment securities
    available-for-sale                                 18,044,086    25,886,176
  Principal payments on investment and
    mortgage-backed securities                            461,883       277,589
  Proceeds from the sale of investment and
    mortgage-bcked securities                           8,728,674             -
  (Increase)decrease in loans, net                        (20,760)    5,305,874
  Proceeds from sales of real estate owned                 63,040       233,583
  Additions to premises and equipment                     (60,887)     (425,845)
                                                     ------------  ------------
            Net cash (used in) investing
              activities                               (1,008,365)   (4,507,550)
                                                     ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                              2,833,634     7,481,346
  Net repayment of advances from Federal
    Home Loan Bank of Chicago and other borrowings       (957,398)   (1,598,426)
  Increase in advance payments by borrowers for
    taxes and insurance                                   168,707       203,674
  Exercise of stock options                               139,905             -
  Purchase and retirement of treasury stock               (81,885)            -
  Dividends Paid                                          (68,479)      (66,193)
                                                     ------------  ------------
            Net cash provided by financing
              activities                                2,034,484     6,020,401
                                                     ------------  ------------


                                                                     (Continued)

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)
--------------------------------------------------------------------------------


                                                        2004             2003

NET INCREASE IN CASH AND CASH EQUIVALENTS           $   1,291,915   $  2,117,008

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          9,575,977     11,091,626
                                                    -------------   ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD            $  10,867,892   $ 13,208,634
                                                    =============   ============

ADDITIONAL DISCLOSURES OF CASH FLOW INFORMATION -
  Cash paid during the year for:
    Interest on deposits                            $   1,195,220   $  1,627,750
    Interest on other borrowings                            8,503          5,820
    Income taxes paid                                           -        195,000

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Real estate acquired in settlement of loans             222,295        471,068
  Loans to facilitate sales of real estate owned           95,500              -


See accompanying notes to the unaudited consolidated financial statements.

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

        In the opinion of management, the preceding unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of March 31, 2004 and December 31, 2003 and the results of its operations for the three month periods ended March 31, 2004 and 2003. The results of operations for the three month period ended March 31, 2004 are not necessarily indicative of the results which may be expected for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2003 filed as an exhibit to the Company's Form 10-K filed in March, 2004. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP) and to prevailing practices within the industry.

        Certain amounts included in the 2003 consolidated statements have been reclassified to conform to the 2004 presentation.

2.      EARNINGS PER SHARE

        EARNINGS PER SHARE - Basic earnings per share is determined by dividing net income for the period by the weighted average number of common shares. Diluted earnings per share considers the potential effects of the exercise of the outstanding stock options under the Company's Stock Option Plans.

        The following reflects earnings per share calculations for basic and diluted methods:

                                                           MARCH 31,
                                                           ---------
                                                      2004            2003
                                                      ----            ----
Net income available to common stockholders       $     185,312   $    411,401

Basic average shares outstanding                      1,947,941      1,921,304

Dilutive potential common shares:
  Stock option equivalents                               46,568         33,557
                                                  -------------   ------------
     Diluted average shares outstanding               1,994,509      1,954,861
                                                  -------------   ------------

Basic earnings per share                          $        0.10   $       0.21
                                                  =============   ============

Diluted earnings per share                        $        0.09   $       0.21
                                                  =============   ============

3.      STOCK OPTION PLANS

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

        No options were granted in 2004 or 2003, and there is no proforma impact of options granted in prior periods.

4.      LOAN PORTFOLIO COMPOSITION

        At March 31, 2004 and December 31, 2003, the composition of the Company's loan portfolio was as follows:

                                                    03/31/04                   12/31/03
                                                    --------                   --------
                                              Amount        Percent      Amount       Percent
                                              ------        -------      ------       -------
                                                         (Dollars in Thousands)
Real estate loans:
  One-to-four family residential            $   38,942        30.7      $ 40,304         31.7
  Commercial and agricultural                   23,649        18.6        21,401         16.8
  Multi-family residential                       2,267         1.8         2,376          1.9
                                            ----------      ------    ----------       ------
     Total real estate loans                    64,858        51.1        64,081         50.4
Commercial agricultural business loans          29,271        23.1        29,763         23.4
                                            ----------      ------    ----------       ------
Consumer loans:
  Home equity/home improvement                  24,121        19.0        23,614         18.6
  Automobile                                     5,791         4.6         6,477          5.1
  Other                                          5,188         4.1         5,545          4.4
                                            ----------      ------    ----------       ------
     Total consumer loans                       35,100        27.7        35,636         28.1
                                            ----------      ------    ----------       ------
        Total loans receivable                 129,229       101.9       129,480        101.9

Less:
  Unearned discount and deferred
    loan fees, net                                 195         0.2           215          0.2
  Allowance for loan losses                      2,196         1.7         2,186          1.7
                                            ----------      ------    ----------       ------
        Total loans receivable, net         $  126,838       100.0%   $  127,079        100.0%
                                            ==========      ======    ==========       ======

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


FINANCIAL CONDITION

MARCH 31, 2004 COMPARED TO DECEMBER 31, 2003

Total assets increased $3.4 million to $265,194,000 at March 31, 2004, from the $261,816,000 at December 31, 2003. The increase in assets was funded by a $2,834,000 increase in deposits during this same time frame. Net loans remained stable at $126,838,000. Investment securities decreased $1,881,000 due to calls and sales of investments. Cash received from the investment securities was used to fund the growth in mortgage backed securities of $4,546,000 and cash and cash equivalents of $1,292,000 during the first quarter of 2004. Other borrowings decreased $957,000 due to lower balances on overnight repurchase agreements.

Stockholders' equity increased $952,000 to $20,984,000 at March 31, 2004. The increase resulted from net income of $185,000, offset by the payment of $68,000 in dividends, and a $777,000 increase in unrealized gains, net of tax, on available-for-sale securities. Stockholders' equity also increased as a result of the receipt of $58,000 from the exercise of stock options during the first quarter of 2004. The $58,000 reflects the $140,000 received from the exercise of stock options net of the $82,000 purchase and retirement of treasury stock related to the options. The change in unrealized gains on securities is driven by market conditions and, therefore, can fluctuate daily.


RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND
2003

GENERAL: Net income for the three months ended March 31, 2004 was $185,000, or $0.10 per common share, basic, and $0.09 per common share, diluted. Net income totalled $411,000, or $0.21 per common share, basic and diluted, for the three months ended March 31, 2003. The decrease of $226,000 in net income is primarily due to a decrease in other income of $701,000 and an increase in other expense of $235,000, partially offset by an increase in net interest income of $4,000 and decreases in the provision for loan losses of $550,000 and income taxes of $156,000. The decrease in other income is mostly comprised of a $562,500 insurance recovery during the first quarter of 2003. This amount represents the negotiated settlement with the Company's insurance carrier regarding the loan defalcation.

INTEREST INCOME: Total interest income for the three months ended March 31, 2004 decreased $366,000 from the same period of 2003. The primary reason for this decrease is a $504,000 decrease in interest income on loans for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. The decrease in interest income on loans is primarily due to the decline in the average balance of the loan portfolio to $128.6 million for the first three months of 2004 compared to $146.6 million for the same period of 2003, as well as a decrease in the average yield of the loan portfolio to 6.62% at March 31, 2004 from 7.18% at March 31, 2003. The loan portfolio has decreased due to increased sales of fixed-rate, long-term residential loans to the secondary market during 2003. These loans were sold in order to reduce the Company's exposure to interest rate risk. Management believes these loans will experience much slower prepayment speeds given the unprecedented low interest rates experienced during the past two years.

Interest income on investment securities increased $94,000 for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. The increase in interest income on investment securities reflects the increased average balance of the investment portfolio of $101.3 million during the first quarter of 2004 compared to the average of $76.4 million during the first quarter of 2003. The increase in the average balance is due to the investment of funds received from loan sales during 2003. The weighted average yield decreased during this same time frame to 3.38% from 3.99% for the three months ended March 31, 2004 and 2003, respectively. The decrease in the average yield reflects the purchase of investments during the current low interest-rate environment. Investment purchases totaled $126.6 million during 2003, partially due to the reinvestment of funds from calls of $72.3 million and sales of $26.4 million. The average life of the investment portfolio is 2.5 years.

Interest income on mortgage-backed securities increased $55,000 during the first quarter of 2004 compared to the same quarter in 2003. The increase reflects a growth in the average balance of mortgage-backed securities to $9.6 million from $2.6 million for the first three months of 2004 and 2003, respectively, partially offset by a decrease in the weighted average yield to 3.77% at March 31, 2004 from 5.31% at March 31, 2003.

Interest income on other investments, which include federal funds sold and interest earning deposit accounts, decreased $11,000 during the three months ended March 31, 2004 as compared to the same period in 2003. The average balance of these investments equalled $3.4 million and $6.7 million for the three months ended March 31, 2004 and 2003, respectively. The decrease in interest income on other investments is also due to a decline in the weighted average yield on these investments to 0.81% for the first quarter of 2004 from 1.10% for the first quarter of 2003, reflecting the declining interest rate environment of 2003.

INTEREST EXPENSE: Total interest expense for the three months ended March 31, 2004 decreased $370,000 compared to the three months ended March 31, 2003. The lower interest expense was due to a decrease of $372,000 in the cost of deposits, offset by a $2,000 increase in interest expense on borrowed funds. The average balance of deposits increased to $224.0 million for the first quarter of 2004 from $213.0 million during the first quarter of 2003. The increase of $11.0 million in the average balance of deposits is due to normal deposit growth. The weighted average cost of deposits decreased to 2.04% from 2.85% during the first three months of 2004 and 2003, respectively.

Interest paid on borrowed funds increased $2,000 primarily due to a $1.4 million increase in the average balance of borrowings during the first three months of 2004 compared to the same period in 2003. The increase in the average balance in borrowed funds is mostly due to the use of short-term advances from the

FHLB, which averaged $824,000 during the first quarter of 2004. The remainder of borrowed funds consists of securities sold under agreements to repurchase. The growth in average balances was offset by decreased average cost of borrowings to 1.09% from 1.35% for the three months ended March 31, 2004 and 2003, respectively.

PROVISION FOR LOAN LOSSES: The provision for loan losses is determined by management as the amount needed to replenish the allowance for loan losses, after net charge-offs have been deducted, to a level considered adequate to absorb inherent losses in the loan portfolio, in accordance with accounting principles generally accepted in the United States of America. The following table shows the activity in the allowance for loan losses for the three months ended March 31, 2004 and 2003.

                                                    3/31/2004      3/31/2003
                                                    ---------      ---------
                                                          (In thousands)
Balance at beginning of period                      $    2,186    $    2,073
Charge-offs:
  One-to-four family residential                            46            55
  Commercial and agricultural real estate                  116            20
  Commercial and agricultural business                       -            78
  Home equity/home improvement                              72            54
  Automobile                                                49            77
  Other Consumer                                             5            24
                                                    ----------    ----------
     Total                                                 288           308
Recoveries:
  One-to-four family residential                             1             1
  Commercial and agricultural real estate                  118             -
  Commercial and agricultural business                      12             -
  Home equity/home improvement                               1             1
  Automobile                                                10             8
  Other Consumer                                             6             4
                                                    ----------    ----------
     Total                                                 148            14
                                                    ----------    ----------
Net loans charged off                                      140           294
Additions charged to operations                            150           700
                                                    ----------    ----------
Balance at end of period                            $    2,196       $ 2,479
                                                    ==========    ==========

The allowance for loan losses increased to $2,196,000 at March 31, 2004 from $2,186,000 at December 31, 2003. The increase is the result of the provision for loan losses exceeding the net charge-offs. Net charge-offs decreased to $140,000 during the first quarter of 2004 compared to net charge-offs of $294,000 during the first quarter of 2003. The provision for loan losses decreased to $150,000 for the first quarter of 2004 compared to $700,000 for the first quarter of 2003. Provisions for loan losses have been made to bring the allowance for loan losses to a level deemed adequate following management's evaluation of the repayment capacity and collateral protection afforded by each problem credit identified by management. This review also considered the current economic downturn, which has resulted in increased bankruptcies and foreclosures in the Company's market area, which have further contributed to delinquencies and charge-offs. Refer to the following table regarding nonperforming assets.

                                                     3/31/2004    12/31/2003
                                                     ---------    ----------
                                                          (In thousands)
Non-accruing loans:
  One-to-four family residential                           783         1,022
  Commerical and agricultural real estate                  176           224
  Commercial and agricultural business                     229           613
  Home equity/Home improvement                             925         1,101
  Automobile                                               131           139
  Other consumer                                           204            22
                                                    ----------    ----------
     Total                                               2,448         3,121
                                                    ==========    ==========

Accruing loans delinquent more than 90 days:
  One-to-four family residential                            46           168
  Automobile                                                68            15
  Other consumer                                            12             7
                                                    ----------    ----------
     Total                                                 126           190
                                                    ==========    ==========

Foreclosed assets:
  One-to-four family residential                           572           499
  Automobile                                                30            18
                                                    ----------    ----------
     Total                                                 602           517
                                                    ==========    ==========

Total nonperforming assets                          $    3,176    $    3,828
                                                    ==========    ==========

Total as a percentage of total assets                     1.20%         1.46%
                                                    ==========    ==========

The following table shows the aggregate principal amount of potential problem credits on the Company's watch list at March 31, 2004 and December 31, 2003. All nonaccrual loans are automatically placed on the watch list.


                                                     03/31/04      12/31/03
                                                     --------      --------
                                                         (In thousands)
Special Mention credits                             $    6,106    $    6,087
Substandard credits                                      6,187         7,555
                                                    ----------    ----------
Total watch list credits                            $   12,293    $   13,642
                                                    ==========    ==========

During the fourth quarter of 2002, the Company revised its lending policies and procedures in order to strengthen underwriting practices. The Company also hired an additional loan collector during the first quarter of 2003 to help manage the level of delinquencies, bankruptcies, and foreclosures. During the second quarter of 2003, the Company increased the staffing of the loan review and internal audit departments. The scope of the loan review program was expanded to assess the effectiveness of new policies and procedures. In order to address the rising trend in delinquencies and loan losses and prevent any further deterioration in asset quality, the Company hired an experienced senior loan administrator during the third quarter of 2003. This individual oversees all lending functions of the Company and is assisting in the collection and workout of problem credits, as well as reviewing and further enhancing all lending policies and procedures. The Company has also contracted with an outside firm for the collection of prior period losses and assistance, upon request, on any active accounts. The recent policy changes, including a more stringent review of outstanding credits, has contributed to the volume of watch list credits.

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

OTHER INCOME: Total other income for the three months ended March 31, 2004 decreased $701,000 from the comparable period in 2003. The decrease in other income is primarily due to the $562,500 negotiated settlement from the Company's insurance carrier received during the first quarter of 2003. The remainder of the change in other income is due to a decrease of $265,000 in gains on loan sales to the secondary market, partially offset by an increase of $100,000 in brokerage commissions. Brokerage commissions increased partly due to a normal growth in accounts from investors seeking retirement options.

OTHER EXPENSE: Total other expense for the three months ended March 31, 2004 increased $235,000 from the same period of 2003. The increase in other expense is mainly comprised of increases of $161,000 in salaries and benefits, $37,000 in occupancy expense, and $21,000 in legal and accounting expense. Salaries and benefits have been impacted by a decrease in the deferral of salaries capitalized as loan costs and the hiring of additional personnel in the lending department. The increase in occupancy expense is partially due to the expansion of the main office facility, which houses the new lending center, that was completed during the fourth quarter of 2003. The additional space has allowed the Company to add the necessary personnel in the loan department.

INCOME TAXES: The provision for income taxes decreased $156,000 for the three months ended March 31, 2004 compared to the same period in 2003. The decrease is directly attributable to a lower level of income in 2004 as compared to 2003.

LIQUIDITY AND CAPITAL RESOURCES: The Company's most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company's operating, financing, and investing activities. At March 31, 2004 and December 31, 2003, cash and cash equivalents totaled $10.9 million and $9.6 million, respectively. The Company's primary sources of funds include principal and interest repayments on loans (both scheduled and prepayments), maturities of investment securities and principal repayments from mortgage-backed securities (both scheduled and prepayments). During the past twelve months, the most significant sources of funds have been deposit growth, loan sales to the secondary market, and the call of investment securities. These funds have been used for new loan originations and the purchase of investment securities.

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

Liquidity management is both a short- and long-term responsibility of management. The Company adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected purchases of investment and mortgage-backed securities, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) liquidity of its asset/liability management program. Excess liquidity is generally invested in interest-earning overnight deposits and other short-term U.S. agency obligations. If the Company requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB. The Company may borrow from the FHLB under a blanket agreement which assigns all investments in FHLB stock as well as qualifying first mortgage loans equal to 150% of the outstanding balance as collateral to secure the amounts borrowed. This borrowing arrangement is limited to a maximum of 30% of the Company's total assets or twenty times the balance of FHLB stock held by the Company. At March 31, 2004, the Company had no outstanding advances and approximately $28.1 million available to it under the above-mentioned borrowing arrangement.

The Company maintains minimum levels of liquid assets as established by the Board of Directors. The Company's year-to-date liquidity ratios at March 31, 2004 and December 31, 2003 were 45.0% and 43.3%, respectively. This ratio represents the volume of short-term liquid assets as a percentage of net deposits and borrowings due within one year.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above. The following table summarizes these commitments at March 31, 2004 and December 31, 2003.

                                                     03/31/04      12/31/03
                                                     --------      --------
                                                          (In thousands)
Commitments to fund loans - own portfolio           $   17,114    $   15,695
Commitments for loan sales to Freddie Mac                1,900           369
Standby letters of credit                                  410           410

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined). Management believes, at March 31, 2004, that the Company meets all its capital adequacy requirements.

Under Illinois law, Illinois-chartered savings banks are required to maintain a minimum core capital to total assets ratio of 3%. The Illinois Commissioner of Savings and Residential Finance (the "Commissioner") is authorized to require a savings bank to maintain a higher minimum capital level if the Commissioner determines that the savings bank's financial condition or history, management or earnings prospects are not adequate. If a savings bank's core capital ratio falls below the required level, the Commissioner may direct the savings bank to adhere to a specific written plan established by the Commissioner to correct the savings bank's capital deficiency, as well as a number of other restrictions on the savings bank's operations, including a prohibition on the declaration of dividends by the savings bank's board of directors. At March 31, 2004, the Bank's core capital ratio was 6.62% of total average assets, which substantially exceeded the required amount.

The Bank is also required to maintain regulatory capital requirements imposed by the Federal Deposit Insurance Corporation. The Bank must have: (i) Tier 1 Capital to Average Assets of 4.0%, (ii) Tier 1 Capital to Risk-Weighted Assets of 4.0%, and (iii) Total Capital to Risk-Weighted Assets of 8.0%. At March 31, 2004, minimum requirements and the Bank's actual ratios are as follows:

                                             03/31/04     12/31/03    MINIMUM
                                              ACTUAL       ACTUAL     REQUIRED

Tier 1 Capital to Average Assets               6.62 %       6.54 %      4.00 %
Tier 1 Capital to Risk-Weighted Assets        12.00 %      11.88 %      4.00 %
Total Capital to Risk-Weighted Assets         13.25 %      13.13 %      8.00 %

Future capital levels should benefit from the decision of the Company's parent company, Jacksonville Bancorp, MHC, to waive its right to receive dividends. The mutual holding company has received approval from its primary regulator, the Office of Thrift Supervision, for such waivers through the quarter ended September 30, 2004.

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


                                   CONSOLIDATED AVERAGE BALANCE SHEET AND INTEREST RATES
                                                      (In thousands)
-------------------------------------------------------------------------------------------------------------------------
                                                                       THREE MONTHS ENDED MARCH 31
                                             ----------------------------------------------------------------------------
                                                             2004                                   2003
                                             -------------------------------------  -------------------------------------
                                               AVERAGE                                AVERAGE
                                               BALANCE    INTEREST    YIELD/COST      BALANCE    INTEREST    YIELD/COST
                                             ----------- ---------- --------------  ----------- ---------- --------------
Interest-earnings assets:
  Loans                                         $128,570    $ 2,128       6.62%        $146,553    $ 2,632       7.18%
  Investment securities                          101,330        857       3.38%          76,442        763       3.99%
  Mortgage-backed securities                       9,597         91       3.77%           2,611         35       5.31%
  Other                                            3,434          7       0.81%           6,749         18       1.10%
                                              ----------  ---------                  ----------  ---------
      Total interest-earning assets              242,931     3,083        5.08%         232,355      3,448       5.94%

Non-interest earnings assets                      19,726                                 18,833
                                              ----------                             ----------
      Total assets                              $262,657                               $251,188
                                              ==========                             ==========

Interest-bearing liabilities:
  Deposits                                      $223,993    $ 1,144       2.04%        $212,976    $ 1,516       2.85%
  Short-term borrowings                            3,086          8       1.09%           1,707          6       1.35%
                                              ----------  ---------                  ----------  ---------
      Total interest-bearing liabilities         227,079      1,152       2.03%         214,683      1,522       2.84%

Non-interest bearing liabilities                  15,440                                 16,202
Stockholders' equity                              20,138                                 20,303
                                              ----------                             ----------

      Total liabilities/stockholders' equity    $262,657                               $251,188
                                              ==========                             ==========

Net interest income                                         $ 1,930                                $ 1,926
                                                          =========                              =========

Interest rate spread (average yield earned
  minus average rate paid)                                                3.05%                                  3.10%
                                                                          =====                                  =====

Net interest margin (net interest income
  divided by average interest-earning assets)                             3.18%                                  3.32%
                                                                          =====                                  =====

                       ANALYSIS OF VOLUME AND RATE CHANGES
                                 (In thousands)
--------------------------------------------------------------------------------
                           THREE MONTHS ENDED MARCH 31
--------------------------------------------------------------------------------
                                                   2004 COMPARED TO 2003
                                                 INCREASE(DECREASE) DUE TO
                                            ------------------------------------
                                               RATE       VOLUME         NET
                                            ------------------------------------
Interest-earnings assets:
  Loans                                      $  (197)     $  (307)     $  (504)
  Investment securities                         (128)         222      $    94
  Mortgage-backed securities                     (13)          68      $    55
  Other                                           (4)          (7)     $   (11)
                                             -------      -------      -------
      Total net change in income on
        interest-earning assets                 (342)         (24)        (366)
                                             -------      -------      -------

Interest-bearing liabilities:
  Deposits                                      (447)          75      $  (372)
  Other borrowings                                (2)           4      $     2
                                             -------      -------      -------
      Total net change in expense on
        interest-bearing liabilities            (449)          79         (370)
                                             -------      -------      -------

Net change in net interest income            $   107      $  (103)     $     4
                                             =======      =======      =======

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

The Company uses a comprehensive asset/liability software package provided by a third-party vendor to perform interest rate sensitivity analysis for all product categories. The primary focus of the Company's analysis is on the effect of interest rate increases and decreases on net interest income. Management believes that this analysis reflects the potential effects on current earnings of interest rate changes. Call criteria and prepayment assumptions are taken into consideration for investment securities and loans. All of the Company's interest sensitive assets and liabilities are analyzed by product type and repriced based upon current offering rates. The software performs interest rate sensitivity analysis by performing rate shocks of plus or minus 300 basis points in 100 basis point increments.

The following table shows projected results at March 31, 2004 and December 31, 2003 of the impact on net interest income from an immediate change in interest rates, as well as the benchmarks established by the ALCO. The results are shown as a dollar and percentage change in net interest income over the next twelve months.

                                     CHANGE IN NET INTEREST INCOME
                                             (In thousands)
                        --------------------------------------------------------
                               3/31/2004             12/31/2003
                        --------------------------------------------     ALCO
Rate Shock:              $ Change    % Change   $ Change   % Change    Benchmark
                        --------------------------------------------------------
 + 200 basis points         307        4.07%       240       3.30%   > (20.00)%
 + 100 basis points         386        5.13%       358       4.90%   > (12.50)%
 - 100 basis points         478        6.35%       529       7.25%   > (12.50)%
 - 200 basis points         447        5.93%       543       7.44%   > (20.00)%

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

                           PART II - OTHER INFORMATION

                           PART II - OTHER INFORMATION


Item 1.         LEGAL PROCEEDINGS

                None.

Item 2.         CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES

                During the first quarter of 2004, the Company purchased and retired treasury stock in connection with the exercise of stock options as follows:

                Month        Shares Purchased and Retired     Average Price Paid
                -----        ----------------------------     ------------------
                January              4,170                              $9.953
                February                 -                                   -
                March                4,038                             $10.000


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

                EXHIBITS ON FORM 8-K

                Item 12. Results of Operations and Financial Condition - Earnings Release filed with the Securities Exchange Commission on January 14, 2004

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        JACKSONVILLE BANCORP, INC.
                                        Registrant


Date:   May 10, 2004                    /s/ Richard A. Foss
     -------------------                ----------------------------------------
                                        Richard A. Foss
                                        President and Chief Executive Officer


                                         /s/ Diana S. Tone
                                         ---------------------------------------
                                         Diana S. Tone
                                         Chief Financial Officer

                                    EXHIBITS