Form 10-Q
period 2004-06-30
JACKSONVILLE BANCORP INC
filed 2004-08-04
CIK 1172097

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2004
                                                 -------------

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

                           [ ]  Yes         [X]  No

As of July 31, 2004, there were 1,951,743 shares (*) of the Registrant's common stock issued and outstanding.

(*) As of July 31, 2004, 1,038,738 shares were owned by Jacksonville Bancorp, M.H.C., the Company's mutual holding company parent.


JACKSONVILLE BANCORP, INC.

FORM 10-Q

JUNE 30, 2004
TABLE OF CONTENTS
---------------------------------------------------------------------------------------------------------

                                                                                                  PAGE
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets at June 30, 2004 and December 31, 2003 (Unaudited)           1

           Consolidated Statements of Income and Comprehensive Income for the Three Months
             and Six Months Ended June 30, 2004 and 2003 (Unaudited)                                2

           Consolidated Statement of Stockholders' Equity for the Six Months Ended
             June 30, 2004 (Unaudited)                                                              3

           Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2004
             and 2003 (Unaudited)                                                                  4-5

           Notes to Unaudited Consolidated Financial Statements                                    6-8

Item 2.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                                 9-19

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                             20-21

Item 4.    Controls and Procedures                                                                  22


PART II    OTHER INFORMATION                                                                        23

Item 1.    Legal Proceedings
Item 2.    Changes in Securities, Use of Proceeds, and Issuer Purchases
Item 3.    Defaults Upon Senior Securities
Item 4.    Submission of Matters to a Vote of Security Holders
Item 5.    Other Information
Item 6.    Exhibits and Reports on Form 8-K

           Signatures                                                                               24

EXHIBITS

           Section 302 Certifications
           Section 906 Certification

                         PART I - FINANCIAL INFORMATION


JACKSONVILLE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2004 AND DECEMBER 31, 2003 (UNAUDITED)
------------------------------------------------------------------------------------------------------------------
                                                                                     JUNE 30,       DECEMBER 31,
ASSETS                                                                                 2004             2003
                                                                                 ---------------- ----------------

Cash and cash equivalents                                                        $    6,245,069    $    9,575,977
Federal funds sold                                                                            -           500,000
Investment securities - available for sale                                           95,447,040        98,940,872
Mortgage-backed securities - available for sale                                      17,645,035         7,597,265
Federal Home Loan Bank stock                                                          1,423,700         1,380,600
Other investment securities                                                             578,173           592,355
Loans receivable - net of allowance for loan loss of $2,092,958 and $2,186,058
   as of June 30, 2004 and December 31, 2003, respectively                          127,731,526       127,079,036
Loans held for sale - net                                                               742,600           506,300
Premises and equipment - net                                                          7,207,100         7,419,061
Goodwill                                                                              2,726,567         2,726,567
Core deposit intangible                                                                 318,894           358,756
Accrued interest receivable                                                           1,695,291         1,445,140
Capitalized mortgage servicing rights                                                 1,116,433         1,168,246
Income taxes receivable                                                                 134,506           386,509
Other real estate owned                                                                 409,512           499,257
Other assets                                                                          2,373,128         1,639,722
                                                                                 --------------    --------------

   TOTAL ASSETS                                                                  $  265,794,574    $  261,815,663
                                                                                 ==============    ==============

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits                                                                         $  235,743,361    $  235,172,732
Other borrowings                                                                      6,265,803         2,888,954
Advance payments by borrowers for taxes and insurance                                   707,612           397,941
Accrued interest payable                                                                642,732           775,966
Deferred compensation payable                                                         2,076,635         2,021,008
Other liabilities                                                                     1,112,066           526,909
                                                                                 --------------    --------------
     Total liabilities                                                              246,548,209       241,783,510
                                                                                 --------------    --------------

Stockholders' Equity:
Preferred stock, $0.01 par value - authorized 10,000,000 shares;
  none issued and outstanding                                                                 -                 -
Common stock, $0.01 par value - authorized 20,000,000 shares;
  issued and outstanding, 1,951,743 shares and 1,942,004 shares
  at June 30, 2004 and December 31, 2003, respectively                                   19,517            19,420
Additional paid-in-capital                                                            6,457,244         6,399,321
Retained earnings - substantially restricted                                         14,153,175        13,866,849
Accumulated other comprehensive (loss)                                               (1,383,571)         (253,437)
                                                                                 --------------    --------------

     Total stockholders' equity                                                      19,246,365        20,032,153
                                                                                 --------------    --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $  265,794,574    $  261,815,663
                                                                                 ==============    ==============
See accompanying notes to the unaudited consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------
                                                                THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                      JUNE 30,                     JUNE 30,
                                                           -----------------------------  -----------------------------
                                                               2004            2003           2004            2003
INTEREST INCOME:
  Loans                                                    $  2,092,085    $  2,433,811   $  4,219,685    $  5,066,165
  Investment securities                                         834,031         760,892      1,691,207       1,523,518
  Mortgage-backed securities                                    153,593          17,093        244,124          51,771
  Other                                                           6,014          28,927         12,996          47,419
          Total interest income                               3,085,723       3,240,723      6,168,012       6,688,873
                                                           ------------    ------------   ------------    ------------
INTEREST EXPENSE
  Deposits                                                    1,155,318       1,468,518      2,299,355       2,984,897
  Other borrowings                                               13,739           4,248         22,142          10,003
                                                           ------------    ------------   ------------    ------------
          Total interest expense                              1,169,057       1,472,766      2,321,497       2,994,900
                                                           ------------    ------------   ------------    ------------

NET INTEREST INCOME                                           1,916,666       1,767,957      3,846,515       3,693,973

PROVISION FOR LOAN LOSSES                                       150,000         825,000        300,000       1,525,000
                                                           ------------    ------------   ------------    ------------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                   1,766,666         942,957      3,546,515       2,168,973
                                                           ------------    ------------   ------------    ------------

OTHER INCOME:
  Service charges on deposit accounts                           231,211         174,899        403,203         333,851
  Commission income                                             193,612         150,775        396,848         253,823
  Loan servicing fees                                            97,277         101,121        196,734         199,611
  Gains (losses) on sales of loans                               (1,064)        320,964          5,904         592,903
  Gains on sales of securities                                      625         279,994         24,324         279,994
  Recovery from insurance company                                     -               -              -         562,500
  Other                                                          35,779          54,369         53,823          83,355
                                                           ------------    ------------   ------------    ------------
          Total other income                                    557,440       1,082,122      1,080,836       2,306,037
                                                           ------------    ------------   ------------    ------------
OTHER EXPENSES:
  Salaries and employee benefits                              1,171,958       1,031,889      2,361,824       2,060,978
  Occupancy and equipment expense                               358,484         277,791        689,408         572,075
  Data processing expense                                        71,255          70,709        137,652         130,444
  Legal and accounting expense                                   54,520          38,050        100,637          63,439
  Postage expense                                                31,262          32,731         70,896          68,452
  Real estate owned expense                                      (9,777)         24,602         18,152          58,578
  Advertising expense                                            35,174          23,996         64,785          54,682
  Other                                                         230,093         272,840        508,711         537,878
                                                           ------------    ------------   ------------    ------------
          Total other expenses                                1,942,969       1,772,608      3,952,065       3,546,526
                                                           ------------    ------------   ------------    ------------

INCOME BEFORE INCOME TAX                                        381,137         252,471        675,286         928,484
INCOME TAX                                                      143,171          86,773        252,008         351,384
                                                           ------------    ------------   ------------    ------------
NET INCOME                                                 $    237,966    $    165,698   $    423,278    $    577,100

OTHER COMPREHENSIVE INCOME(LOSS) - Unrealized gain
 (loss) on securities available-for-sale (Net of tax of
 $(740,450),$40,920, $(438,718), and$11,565, respectively)   (1,907,393)         64,707     (1,130,134)         18,288
                                                           ------------    ------------   ------------    ------------
COMPREHENSIVE INCOME (LOSS)                                $ (1,669,427)   $    230,405   $   (706,856)   $    595,388
                                                           =============   ============   ============    ============
NET INCOME PER COMMON SHARE, BASIC                         $       0.12    $       0.09   $       0.22    $       0.30
                                                           =============   ============   ============    ============
NET INCOME PER COMMON SHARE, DILUTED                       $       0.12    $       0.08   $       0.21    $       0.29
                                                           =============   ============   ============    ============
DIVIDENDS PAID PER COMMON SHARE                            $      0.075    $      0.075   $       0.15    $       0.15
                                                           =============   ============   ============    ============

See accompanying notes to unaudited consolidated financial statements

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------------

                                                                                       Accumulated
                                                            Additional                    Other          Total
                                                  Common      Paid-in      Retained    Comprehensive  Stockholders' Comprehensive
                                                   Stock      Capital      Earnings       (Loss)         Equity     Income (Loss)

BALANCE, DECEMBER 31, 2003                        $ 19,420  $ 6,399,321  $ 13,866,849   $  (253,437) $ 20,032,153

Net Income                                               -            -       423,278             -       423,278       423,278

Other comprehensive (loss) -change in
  net unrealized losses on securities
  available for sale, net of taxes of $(429,275)         -            -             -    (1,115,253)   (1,115,253)   (1,115,253)
Less: Reclassification adjustment for gains
  included in net income, net of tax $(9,443)            -            -             -       (14,881)      (14,881)      (14,881)
                                                                                                                     -----------
Comprehensive (Loss)                                     -            -             -             -             -    $ (706,856)
                                                                                                                     ===========

Exercise of stock options                              140      139,765             -             -       139,905

Purchase and retirement of treasury stock              (43)     (81,842)            -             -       (81,885)

Dividends ($0.15 per share)                              -            -      (136,952)            -      (136,952)
                                                  --------  -----------  ------------  ------------  ------------

BALANCE, JUNE 30, 2004                            $ 19,517  $ 6,457,244  $ 14,153,175  $ (1,383,571) $ 19,246,365
                                                  ========  ===========  ============  ============  ============

See accompanying notes to unaudited consolidated financial statements.


JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)
------------------------------------------------------------------------------------------------------

                                                                             SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                      --------------------------------
                                                                           2004             2003
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                          $      423,278    $      577,100
                                                                      --------------    --------------
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation, amortization and accretion:
        Premises and equipment                                               303,697           232,410
        Accretion of loan fees and discounts, net                            (29,670)          (29,669)
        Amortization of investment premiums and discounts, net               278,322           360,607
        Amortization of intangible assets                                     39,862            39,862
      Provision for loan losses                                              300,000         1,525,000
      Gains on sales of loans                                                 (5,904)         (592,903)
      (Gains) losses on sale of real estate owned                            (26,105)           15,695
      Gains on sales of securities                                           (24,324)         (279,994)
      Stock dividends on FHLB stock                                          (43,100)          (56,300)
      Changes in income taxes receivable                                     252,003           (26,605)
      Changes in other assets and liabilities                                235,729           (40,330)
                                                                      --------------    --------------
          Net cash provided by operations before loan sales                1,703,788         1,724,873
      Origination of loans for sale to Freddie Mac                        (7,787,152)      (73,436,040)
      Proceeds from sales of loans to Freddie Mac                          7,608,569        72,561,370
                                                                      --------------    --------------
          Net cash provided by operating activities                        1,525,205           850,203
                                                                      --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Changes in federal funds sold, net                                         500,000           300,000
  Maturity or call of investment securities available-for-sale            23,069,085        52,386,176
  Proceeds from sale of investment and mortgage-backed securities          8,729,298        14,102,937
  Principal payments on mortgage-backed and investment securities          1,653,461           490,678
  Proceeds from sale of other real estate owned                              190,035           472,881
  (Increase) decrease in loans, net                                         (994,155)       11,256,474
  Purchases of investment and mortgage-backed securities                 (42,090,318)      (86,683,475)
  Additions to premises and equipment                                        (91,736)       (1,104,608)
                                                                      --------------    --------------

          Net cash (used in) investing activities                         (9,034,330)       (8,778,937)
                                                                      --------------    --------------

                                                                                           (Continued)

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)
------------------------------------------------------------------------------------------------------

                                                                             SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                      --------------------------------
                                                                           2004              2003
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                            $      570,629    $    8,872,292
  Net increase (decrease) in other borrowings                              3,376,849        (1,017,524)
  Increase in advance payments by borrowers for taxes and insurance          309,671           343,251
  Exercise of stock options                                                  139,905            15,059
  Purchase and retirement of treasury stock                                  (81,885)                -
  Dividends paid - common stock                                             (136,952)         (133,720)
                                                                      --------------    --------------

          Net cash provided by financing activities                        4,178,217         8,079,358
                                                                      --------------    --------------

NET INCREASE  (DECREASE) IN CASH AND CASH EQUIVALENTS                     (3,330,908)          150,624

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                               9,575,977        11,091,626
                                                                      --------------    --------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                $    6,245,069    $   11,242,250
                                                                      ==============    ==============

ADDITIONAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest on deposits                                              $    2,436,489    $    3,160,001
    Interest on other borrowings                                              18,242            10,003
    Income taxes paid                                                              -           353,989

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Real estate acquired in settlement of loans                         $      256,835    $      579,068
  Loans to facilitate sales of real estate owned                             185,500            61,139


See accompanying notes to unaudited consolidated financial statements


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

        In the opinion of management, the prevailing unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of June 30, 2004 and December 31, 2003 and the results of operations for the three and six month periods ended June 30, 2004 and 2003. The results of operations for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results which may be expected for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2003 filed as an exhibit to the Company's 10-K filed in March 2004. The accounting and reporting policies of the Company and its subsidiary conform to accounting principles generally accepted in the United States of America and to the prevailing practices within the banking industry.

        Certain amounts included in the 2003 consolidated statements have been reclassified to conform to the 2004 presentation, with no effect on net income or stockholders' equity.

2.      EARNINGS PER SHARE

        EARNINGS PER SHARE - Basic earnings per share is determined by dividing net income for the period by the weighted average number of common shares outstanding. Diluted earnings per share considers the potential effects of the exercise of the outstanding stock options under the Company's Stock Option Plans.

        The following reflects earnings per share calculations for the basic and diluted methods:


                                                            Three Months Ended         Six Months Ended
                                                                 June 30,                  June 30,
                                                        -------------------------  -------------------------
                                                           2004            2003       2004           2003
        Net income available to common shareholders     $  237,966     $  165,698  $  423,278     $  577,100

        Basic potential common shares:
          Weighted average shares outstanding            1,951,743      1,928,291   1,949,842      1,924,817
                                                        ----------     ----------  ----------     ----------

        Diluted potential common shares:
          Stock option equivalents                          34,661         39,592      39,276         32,166
                                                        ----------     ----------  ----------     ----------

            Diluted average shares outstanding           1,986,404      1,967,883   1,989,118      1,956,983

        Basic earnings per share                        $     0.12     $     0.09  $     0.22     $     0.30
                                                        ==========     ==========  ==========     ==========

        Diluted earnings per share                      $     0.12     $     0.08  $     0.21     $     0.29
                                                        ==========     ==========  ==========     ==========

3.      STOCK OPTION PLANS

        The Company's 1996 Stock Option Plan was adopted on April 23, 1996 with a total of 83,625 shares of common stock reserved and awarded. Awards vested 20% per year and expire after ten years and are exercisable at a price of $8.83 per share. The Company's 2001 Stock Option Plan was adopted on April 30, 2001 with a total of 87,100 shares reserved and awarded. Awards granted in 2001 vested immediately and expire after ten years and are exercisable at a price of $10 per share. During the second quarter of 2004, the Company granted 5,600 option shares under its 1996 Stock Option Plan. The options vest 20% per year, expire after ten years, and are exercisable at a price of $14.00 per share.

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

        No options were granted in 2003 and all previous grants were fully vested prior to 2003; consequently, there was no compensation expense recognized for the three and six months periods ended June 30 2003. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, on stock-based employee compensation for stock options granted in 2004.

                                                              3 Months Ended    6 Months Ended
                                                                 06/30/04           06/30/04
                                                                 --------           --------

        Net income, as reported                               $      237,966    $      423,278
        Less value of options vested, net of tax effects              (2,560)           (2,560)
                                                              --------------    --------------
             Pro-forma net income                             $      235,406    $      420,718

        Earnings per share:
             Basic: As reported                               $         0.12    $         0.22
                    Pro-forma                                 $         0.12    $         0.22

             Diluted: As reported                             $         0.12    $         0.21
                      Pro-forma                               $         0.12    $         0.21

4.      LOAN PORTFOLIO COMPOSITION

        At June 30, 2004 and December 31, 2003, the composition of the Company's loan portfolio was as follows:

                                                               06/30/04                  12/31/03
                                                           Amount     Percent      Amount       Percent
                                                           ------     -------      ------       -------
                                                                      (Dollars in Thousands)
        Real estate loans:
          One-to-four family residential                 $  41,070      32.2%     $  40,304       31.7%
          Commercial and agricultural                       24,834      19.4%        21,401       16.8%
          Multi-family residential                           2,193       1.7%         2,376        1.9%
                                                         ---------    ------      ---------     ------
             Total real estate loans                        68,097      53.3%        64,081       50.4%
        Commercial agricultural business loans              27,208      21.3%        29,763       23.4%
        Consumer loans:
          Home equity/home improvement                      24,363      19.1%        23,614       18.6%
          Automobile                                         5,106       4.0%         6,477        5.1%
          Other                                              5,206       4.1%         5,545        4.4%
                                                         ---------    ------      ---------     ------
             Total consumer loans                           34,675      27.1%        35,636       28.0%
                                                         ---------    ------      ---------     ------
                Total loans receivable                     129,980     101.8%       129,480      101.9%

        Less:
          Unearned discount and deferred loan fees, net        155       0.1%           215        0.2%
          Allowance for loan losses                          2,093       1.6%         2,186        1.7%
                                                         ---------    ------      ---------     ------
                Total loans receivable, net              $ 127,732     100.0%     $ 127,079      100.0%
                                                         =========    ======      =========     ======


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

FINANCIAL CONDITION

JUNE 30, 2004 COMPARED TO DECEMBER 31, 2003

Total assets grew $3,979,000 to $265,795,000 at June 30, 2004, from the $261,816,000 at December 31, 2003. The increase in assets was funded by increases of $571,000 in deposits and $3,377,000 in borrowed funds. Net loans increased by $652,000 to $127,732,000 at June 30, 2004. Investment securities, available-for-sale, decreased $3,465,000 due to calls and sales of investments. Cash received from the investment securities, borrowed funds, and the $3,331,000 decrease in cash and cash equivalents were used to fund the $10,048,000 growth in mortgage-backed securities during the first half of 2004. The increase in borrowed funds was comprised of short-term advances from the FHLB, which equaled $4,500,000 at June 30, 2004.

Stockholders' equity decreased $786,000 to $19,246,000 at June 30, 2004. The decrease resulted from the payment of $137,000 in dividends and a $1,130,000 increase in unrealized losses, net of tax, on available-for-sale securities, partially offset by net income of $423,000. The change in unrealized gains or losses on securities classified as available-for-sale is affected by market conditions and, therefore, can fluctuate daily. As of July 31, 2004, the market value of the available-for sale securities portfolio had increased $406,000, net of tax, from June 30, 2004. Stockholders' equity also benefited from the receipt of $58,000 from the exercise of stock options during the first half of 2004. The $58,000 reflects the $140,000 received from the exercise of stock options net of the $82,000 cost to acquire the shares underlying the options.

RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND
2003

GENERAL: The Company reported net income for the three months ended June 30, 2004, of $238,000, or $0.12 per share of common stock, basic and diluted, compared to net income of $166,000, or $0.09 per share of common stock, basic, and $0.08 per common share, diluted, for the three months ended June 30, 2003. The increase of $72,000 in net income is primarily due to a $149,000 increase in net interest income and a

$675,000 decrease in provision for loan losses, offset by a decrease in other income of $525,000 and increases in other expenses of $170,000 and $57,000 in income taxes.

INTEREST INCOME: Total interest income decreased $155,000 during the three months ended June 30, 2004, compared to the same three months in 2003. The primary reason for the decrease is $342,000 in lower interest income on loans during this three month period. The average balance of the loan portfolio during the second quarter of 2004 decreased to $129.0 million from $140.3 million for the second quarter of 2003. In addition, the loan portfolio's average yield decreased to 6.49% from 6.94% for the three months ended June 30, 2004 and 2003, respectively. The loan portfolio has decreased due to increased sales of fixed-rate, long-term residential loans to the secondary market during 2003. These loans were sold in order to reduce the Company's exposure to interest rate risk.

Interest income on investment securities increased $73,000 during the three months ended June 30, 2004, compared to the same period in 2003. The additional income is primarily due to an increase in the portfolio resulting from the investment of cash generated by loan sales. The average balance of the investment portfolio increased to $98.0 million during the second quarter of 2004 compared to $86.0 million during the second quarter of 2003. The average yield decreased during this same time frame to 3.40% from 3.54% for the three months ended June 30, 2004 and 2003, respectively. The decrease in average yield reflects the purchase of investments during the current low interest-rate environment. Investment purchases totaled $126.6 million during 2003, partially due to the reinvestment of funds from calls and sales. An additional $29.5 million of investment securities has been purchased during the first half of 2004.

Interest income on mortgage-backed securities increased $137,000 during the three months ended June 30, 2004, compared to the same period in 2003. The increase is due to an increase in the average balance of mortgage-backed securities to $16.1 million from $1.5 million for the three months ended June 30, 2004 and 2003, respectively, offset by a decrease in the average yield to 3.83% from 4.52% for the same periods. The increase in the average balance of mortgage-backed securities is due to the reinvestment of funds from investment calls and sales in order to improve the cash flow, average yield, and diversification of the Company's overall investment portfolio.

Interest income on other investments, which include federal funds sold and interest earning deposit accounts, decreased $23,000 during the three months ended June 30, 2004, compared to the same period in 2003. The decreased interest income from other investments is primarily due to a lower average balance of $2.7 million from $10.5 million for the three months ended June 30, 2004 and 2003, respectively. The decrease in interest income on other investments is also due to a decline in the average yield to 0.89% from 1.10% for the comparative three month periods, reflecting the declining interest rate environment during 2003.

INTEREST EXPENSE: Total interest expense for the three months ended June 30, 2004 decreased $304,000 from the same period in 2003. The decrease in interest expense was due to a decrease in the cost of deposits of $314,000 partially offset by an increase in interest expense on borrowed funds of $10,000 for the three months ended June 30, 2004, compared to the same in 2003. The average balance of deposits increased to $225.1 million during the second quarter of 2004 compared to $219.0 million during the same quarter of 2003, due to normal deposit growth. The average cost of deposits has decreased to 2.05% from 2.68% during the comparative quarters. The decreased cost of funds is attributed to declining market rates of interest.

Interest paid on borrowings increased $10,000 during the three months ended June 30, 2004, compared to the same period of 2003, due to a $3.4 million increase in the average balance of borrowed funds. The increase in average balance of borrowed funds is mostly due to the use of short-term advances from the FHLB, which averaged $3.0 million during the second quarter of 2004. The remainder of borrowed funds consists of securities sold under agreements to repurchase. The growth in average balances was offset by a decreased average cost of borrowings to 1.15% from 1.22% for the three months ended June 30, 2004 and 2003, respectively.

PROVISION FOR LOAN LOSSES: The provision for loan losses is determined by management as the amount needed to replenish the allowance for loan losses, after net charge-offs have been deducted, to a level considered adequate to absorb inherent losses in the loan portfolio, in accordance with accounting principles generally accepted in the United States of America. The following table shows the activity in the allowance for loan losses for the six months ended June 30, 2004 and 2003.

The allowance for loan losses decreased to $2,093,000 at June 30, 2004 from $2,186,000 at December 31, 2003. The decrease is the result of net charge-offs exceeding the provision for loan losses. Net charge-offs decreased to $253,000 during the second quarter of 2004 compared to net charge-offs of $701,000 during the second quarter of 2003. The provision for loan losses decreased to $150,000 from $825,000 for the three months ended June 30, 2004 and 2003, respectively. Provisions for loan losses have been made to bring the allowance for loan losses to a level deemed adequate following management's evaluation of the repayment capacity and collateral protection afforded by each problem credit identified by management. This review also considered the current economic downturn, which has resulted in increased bankruptcies and foreclosures in the Company's market area, which have further contributed to delinquencies and charge-offs. Refer to the following table regarding nonperforming assets.


                                                    6/30/2004      12/31/2003
                                                    ---------      ----------

                                                          (In thousands)

Non-accruing loans:
  One-to-four family residential                          955           1,022
  Commerical and agricultural real estate                 175             224
  Commercial and agricultural business                    268             613
  Home equity/Home improvement                            648           1,101
  Automobile                                               74             139
  Other consumer                                          133              22
                                                   ----------      ----------
     Total                                              2,253           3,121
                                                   ==========      ==========

Accruing loans delinquent more than 90 days:
  One-to-four family residential                          106             168
  Automobile                                                2              15
  Other consumer                                            2               7
                                                   ----------      ----------
     Total                                                110             190
                                                   ==========      ==========
Foreclosed assets:
  One-to-four family residential                          410             499
  Automobile                                               30              18
                                                   ----------      ----------
     Total                                                440             517
                                                   ==========      ==========
Total nonperforming assets                         $    2,803      $    3,828
                                                   ==========      ==========
Total as a percentage of total assets                    1.05%           1.46%
                                                         ====            ====

The following table shows the aggregate principal amount of potential problem credits on the Company's watch list at June 30, 2004 and December 31, 2003. All nonaccrual loans are automatically placed on the watch list.


                                             06/30/04    12/31/03
                                            ---------    ---------
                                                (In thousands)

            Special Mention credits         $   6,921    $   6,087
            Substandard credits                 4,358        7,555
                                            ---------    ---------
            Total watch list credits        $  11,279    $  13,642
                                            =========    =========


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

OTHER INCOME: Total other income decreased $525,000 during the three months ended June 30, 2004, compared to the same period of 2003. The decrease in other income is primarily due to decreased gains on the sale of loans to the secondary market of $322,000 and decreased gains on the sale of securities of $279,000 for the three months ended June 30, 2004 compared to the same period of 2003. The increased market interest rates of 2004 have resulted in fewer opportunities for the sale of loans and securities at a gain. Service charges on deposits and brokerage commissions increased $56,000 and $43,000, respectively, during the three months ended June 30, 2004 compared to 2003. The increase in service charges on deposits is due to the growth in deposits, as well as a new fee structure implemented on April 1, 2004. Brokerage commissions increased due to a growth in accounts.

OTHER EXPENSES: Total other expenses increased $170,000 during the three months ended June 30, 2004 compared to the three months ended June 30, 2003. The increase in other expenses was mostly due to increases of $140,000 in salaries and benefits and $81,000 in occupancy expense, partially offset by a decrease of $34,000 in real estate owned expense and a $43,000 decrease in other expenses. Of this $43,000 decrease in other expenses, the majority is comprised of a decrease in service charges due to the reversal of prior period accruals as the result of a third party vendor's waiver of charges. Salaries and benefits have been impacted by a decrease in the deferral of salaries capitalized as loan costs, due to decreased loan originations, and the hiring of additional personnel in the lending department. The increase in occupancy expense reflects the expansion of the main office facility, which includes the new lending center.

INCOME TAXES: The provision for income taxes increased $57,000 during the three months ended June 30, 2004, compared to the three months ended June 30, 2003. The increase is directly attributable to a higher level of income during the second quarter of 2004 as compared to 2003.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

GENERAL: The Company reported net income for the six months ended June 30, 2004, of $423,000, or $0.22 per share, basic, and $0.21 per share, diluted, compared to net income of $577,000, or $0.30 per share, basic and $0.29 per share, diluted, for the six months ended June 30, 2003. Net income decreased $154,000 during the six months ended June 30, 2004 compared to the same period of 2003, due to a decrease in other income of $1,225,000 and an increase in other expense of $406,000, partially offset by a decrease in provision for loan losses of $1,225,000, an increase in net interest income of $153,000 and a decrease in income taxes of $99,000. Other income in 2003 included a $562,500 negotiated settlement with the Company's insurance carrier received during the first quarter of 2003.

INTEREST INCOME: Total interest income decreased $521,000 during the six months ended June 30, 2004, compared to the same period in 2003. The primary reason for the decrease is $846,000 in lower interest income on loans during the six month period. The average balance of the loan portfolio during the first half of 2004 equalled $128.8 million compared to $143.4 million for the first half of 2003. The decrease in the average balance of loans is primarily due to increased sales of loans to the secondary market. In addition, the loan portfolio's average yield decreased to 6.55% from 7.07% for the six months ended June 30, 2004 and 2003, respectively, reflecting the unprecedented decrease in market interest rates.

Interest income on investment securities increased $167,000 during the six months ended June 30, 2004, compared to the same period in 2003. The additional income during the first six months of 2004 is primarily due to an increase in the portfolio resulting from the investment of cash generated by loan sales. The average balance of the investment portfolio increased to $99.7 million during the first half of 2004 compared to $81.2 million during the first half of 2003. The higher average balances were partially offset by a decrease in the average yield to 3.39% from 3.75% during the first six months of 2004 and 2003, respectively.

Interest income on mortgage-backed securities increased $192,000 during the six months ended June 30, 2004, compared to the same period in 2003. The increase in interest income is due to an increase in the average balance of mortgage-backed securities to $12.8 million from $2.1 million for the six months ended June 30, 2004 and 2003, respectively, offset by a decrease in the average yield to 3.81% from 5.02% for the same periods.

Interest income on other investments, which include federal funds sold and interest earning deposit accounts, decreased $34,000 during the six months ended June 30, 2004, compared to the same period in 2003. The decreased interest income from other investments is primarily due to a lower average balance of $3.1 million from $8.6 million, as well as a lower average yield of 0.85% from 1.10% for the six months ended June 30, 2004 and 2003, respectively.

INTEREST EXPENSE: Total interest expense for the six months ended June 30, 2004 decreased $674,000 from the same period in 2003. The decrease in interest expense was due to a decrease in the cost of deposits of $686,000 partially offset by an increase in interest expense on borrowed funds of $12,000 for the six months ended June 30, 2004, compared to the same in 2003. The average balance of deposits increased to $224.5 million during the first half of 2004 compared to $216.0 million during the first half of 2003, due to normal deposit growth. The average cost of deposits has decreased to 2.05% from 2.76% during the first six months of 2004 as compared to the six months ended June 30, 2003. The decreased cost of funds is attributed to declining market rates of interest.

Interest paid on borrowings increased $12,000 during the six months ended June 30, 2004, compared to the same period of 2003. The increase in interest paid is mostly due to a higher average balance of borrowed funds of $3.9 million compared to $1.6 million for the first half of 2004 and 2003, respectively. The higher balance of borrowed funds is mostly due to the use of short-term advances from the FHLB, which averaged $1.9 million during the first six months of 2004. The remainder of borrowed funds consists of securities sold under agreements to repurchase. The growth in average balances was offset by a decreased average cost of borrowings to 1.12% from 1.29% for the six months ended June 30, 2004 and 2003.

PROVISION FOR LOAN LOSSES: The provision for loan losses is determined by management as the amount needed to replenish the allowance for loan losses, after net charge-offs have been deducted, to a level considered adequate to absorb probable losses in the loan portfolio, in accordance with accounting principles generally accepted in the United States of America.

                                                         6 Months Ended
                                                   6/30/2004     6/30/2003
                                                   ---------     ---------
                                                         (In thousands)
      Balance at beginning of period               $   2,186     $   2,073
      Charge-offs:
        One-to-four family residential                    59           220
        Commercial and agricultural real estate          187            22
        Commercial and agricultural business               -           154
        Home equity/home improvement                     180           353
        Automobile                                       119           159
        Other Consumer                                    16           109
                                                   ---------     ---------
           Total                                         561         1,017
                                                   ---------     ---------
      Recoveries:
        One-to-four family residential                     2             1
        Commercial and agricultural real estate          119             -
        Commercial and agricultural business              12             -
        Home equity/home improvement                       6             3
        Automobile                                        15            11
        Other Consumer                                    14             7
                                                   ---------     ---------
           Total                                         168            22
                                                   ---------     ---------
      Net loans charged off                              393           995
      Additions charged to operations                    300         1,525
                                                   ---------     ---------
      Balance at end of period                     $   2,093     $   2,603
                                                   =========     =========


The provision for loan losses decreased $1.2 million to $300,000 during the six months ended June 30, 2004 compared to the same six months in 2003. The provisions were made to bring the allowance for loan losses to a level deemed adequate following management's evaluation of the repayment capacity and collateral protection afforded by each problem credit identified by management. The allowance for loan losses decreased to $2.1 million at June 30, 2004 from $2.2 million at December 31, 2003. The decrease is the result of net charge-offs exceeding the provision for loan losses. Net charge-offs decreased to $393,000 during the first six months of 2004 compared to net charge-offs of $995,000 during the first six months of 2003. The increase in commercial and agricultural real estate charge-offs is due to the default of two commercial borrowers.

OTHER INCOME: Total other income decreased $1,225,000 during the six months ended June 30, 2004, compared to the same period of 2003. The decrease in other income is mostly comprised of a $562,500 negotiated settlement with the Company's insurance carrier received during the first quarter of 2003. The remainder of the decrease in other income is primarily due to decreased gains on the sale of loans to the secondary market of $587,000 and decreased gains on the sale of securities of $256,000 for the six months ended June 30, 2004 and 2003, respectively, partially offset by increases in brokerage commissions and service charges on deposits. Brokerage commissions increased $143,000 during the six months ended June 30, 2004 compared to 2003. Service charges on deposits also increased $69,000 due to the growth in deposits, as well as a new fee structure.

OTHER EXPENSES: Total other expenses increased $406,000 during the six months ended June 30, 2004 compared to the six months ended June 30, 2003. Changes for the six months ended June 30, 2004 from the comparative period in 2003 include increases of $301,000 in salaries and benefits, $117,000 in occupancy expenses, and $37,000 in legal and accounting expense, offset by a decrease of $40,000 in real estate owned expense and $29,000 in other expenses. Of this $29,000 decrease in other expenses, the majority is comprised of a decrease in service charges due to the reversal of prior period accruals as the result of a third party vendor's waiver of charges.

INCOME TAXES: The provision for income taxes decreased $99,000 during the six months ended June 30, 2004, compared to the six months ended June 30, 2003. The decrease is directly attributable to a lower level of income in 2004 as compared to 2003.

LIQUIDITY AND CAPITAL RESOURCES: The Company's most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company's operating, financing, and investing activities. At June 30, 2004 and December 31, 2003, cash and cash equivalents totalled $6.2 million and $9.6 million, respectively. The Company's primary sources of funds include principal and interest repayments on loans (both scheduled and prepayments), maturities and calls of investment securities and principal repayments from mortgage-backed securities (both scheduled and prepayments). During the past twelve months, the most significant sources of funds have been deposit growth, advances from the FHLB, and loan sales to the secondary market. These funds have been used for new loan originations and the purchase of investment and mortgage-backed securities.

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

Liquidity management is both a short-term and long-term responsibility of management. The Company adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected purchases of investment and mortgage-backed securities, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) liquidity of its asset-liability management program. Excess liquidity is generally invested in interest-earning overnight deposits and other short-term U.S. Agency obligations. If the Company requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB. The Company may borrow from the FHLB under a blanket agreement which assigns all investments in FHLB stock as well as qualifying first mortgage loans equal to 150% of the outstanding balance as collateral to secure the amounts borrowed. This borrowing arrangement is limited to a maximum of 30% of the Company's total assets or twenty times the balance of FHLB stock held by the Company. At June 30, 2004, the Company had outstanding advances of $4.5 million. In addition, the Company had approximately $24.0 million available to it under the above-mentioned borrowing arrangement.

The Company maintains minimum levels of liquid assets as established by the Board of Directors. The Company's liquidity ratios at June 30, 2004 and December 31, 2003 were 44.3% and 43.3%, respectively. These ratios represent the volume of short-term liquid assets as a percentage of net deposits and borrowings due within one year.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above. The following table summarizes these commitments at June 30, 2004 and December 31, 2003.


                                                       06/30/04      12/31/03
                                                       --------      --------
                                                       (Dollars in thousands)
Commitments to fund loans - own portfolio              $ 16,804      $ 15,695
Commitments to fund loans - for sale to Freddie Mac       2,133           369
Standby letters of credit                                    57           410


Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets

(as defined). Management believes, at June 30, 2004, that the Bank meets all its capital adequacy requirements.

Under Illinois law, Illinois-chartered savings banks are required to maintain a minimum core capital to total assets ratio of 3%. The Illinois Commissioner of Savings and Residential Finance (the Commissioner) is authorized to require a savings bank to maintain a higher minimum capital level if the Commissioner determines that the savings bank's financial condition or history, management or earnings prospects are not adequate. If a savings bank's core capital ratio falls below the required level, the Commissioner may direct the savings bank to adhere to a specific written plan established by the Commissioner to correct the savings bank's capital deficiency, as well as a number of other restrictions on the savings bank's operations, including a prohibition on the declaration of dividends by the savings bank's board of directors. At June 30, 2004, the Bank's core capital ratio was 6.64% of total average assets, which exceeded the required amount.

The Bank is also required to maintain regulatory capital requirements imposed by the Federal Deposit Insurance Corporation. The Bank's actual ratios at June 30, 2004 and the required minimums to be considered adequately capitalized are shown in the table below. In order to be considered well-capitalized, the Bank must maintain: (i) Tier 1 Capital to Average Assets of 5.0%, (ii) Tier 1 Capital to Risk-Weighted Assets of 6.0%, and (iii) Total Capital to Risk-Weighted Assets of 10.0%.

                                         06/30/04       12/31/03        Minimum
                                           Actual         Actual       Required
                                           ------         ------       --------
Tier 1 Capital to Average Assets            6.64%          6.54%          4.00%
Tier 1 Capital to Risk-Weighted Assets     12.09%         11.88%          4.00%
Total Capital to Risk-Weighted Assets      13.35%         13.13%          8.00%


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


                                      CONSOLIDATED AVERAGE BALANCE SHEET AND INTEREST RATES
                                                     (Dollars in thousands)
------------------------------------------------------------------------------------------------------------------------------
                                                                         THREE MONTHS ENDED JUNE 30,
                                                 -----------------------------------------------------------------------------
                                                                 2004                                   2003
                                                 -------------------------------------   -------------------------------------
                                                  AVERAGE                                 AVERAGE
                                                  BALANCE      INTEREST    YIELD/COST     BALANCE     INTEREST     YIELD/COST
                                                 -------------------------------------   -------------------------------------
Interest-earnings assets:
  Loans                                          $ 129,039      $ 2,092       6.49%      $ 140,259     $ 2,434        6.94%
  Investment securities                             98,031          834       3.40%         85,990         761        3.54%
  Mortgage-backed securities                        16,057          154       3.83%          1,513          17        4.52%
  Other                                              2,698            6       0.89%         10,548          29        1.10%
                                                 ---------      -------                  ---------     -------
      Total interest-earning assets                245,825        3,086       5.02%        238,310       3,241        5.44%

Non-interest earnings assets                        19,468                                  16,341
                                                 ---------                               ---------
      Total assets                               $ 265,293                               $ 254,651
                                                 =========                               =========

Interest-bearing liabilities:
  Deposits                                       $ 225,060      $ 1,155       2.05%      $ 219,022     $ 1,469        2.68%
  Short-term borrowings                              4,797           14       1.15%          1,396           4        1.22%
                                                 ---------      -------                  ---------     -------
      Total interest-bearing liabilities           229,857        1,169       2.03%        220,418       1,473        2.67%

Non-interest bearing liabilities                    15,875                                  13,593
Stockholders' equity                                19,561                                  20,640
                                                 ---------                               ---------

      Total liabilities/stockholders' equity     $ 265,293                               $ 254,651
                                                 =========                               =========

Net interest income                                             $ 1,917                                $ 1,768
                                                                =======                                =======

Interest rate spread (average yield earned
  minus average rate paid)                                                    2.99%                                   2.77%
                                                                              =====                                   =====

Net interest margin (net interest income
  divided by average interest-earning assets)                                 3.12%                                   2.97%
                                                                              =====                                   =====


                                               ANALYSIS OF VOLUME AND RATE CHANGES
                                                     (Dollars in thousands)
                        --------------------------------------------------------------------------------
                                                   THREE MONTHS ENDED JUNE 30,
                        --------------------------------------------------------------------------------
                                                                             2004 Compared to 2003
                                                                           Increase(Decrease) Due to
                                                                        --------------------------------
                                                                         Rate       Volume         Net
                                                                        --------------------------------
                        Interest-earnings assets:
                          Loans                                         $ (154)     $ (188)      $ (342)
                          Investment securities                            (30)        103           73
                          Mortgage-backed securities                        (3)        140          137
                          Other                                             (5)        (18)         (23)
                                                                        -------     -------      -------
                              Total net change in income on
                                interest-earning assets                   (192)         37         (155)
                                                                        -------     -------      -------

                        Interest-bearing liabilities:
                          Deposits                                        (352)         38         (314)
                          Other borrowings                                  (1)         11           10
                                                                        -------     -------      -------
                              Total net change in expense on
                                interest-bearing liabilities              (353)         49          (304)
                                                                        -------     -------      -------

                        Net change in net interest income               $  161      $  (12)      $   149
                                                                        =======     =======      =======


                                      CONSOLIDATED AVERAGE BALANCE SHEET AND INTEREST RATES
                                                     (Dollars in thousands)
------------------------------------------------------------------------------------------------------------------------------
                                                                          SIX MONTHS ENDED JUNE 30,
                                                 -----------------------------------------------------------------------------
                                                                 2004                                   2003
                                                 -------------------------------------   -------------------------------------
                                                  AVERAGE                                 AVERAGE
                                                  BALANCE      INTEREST    YIELD/COST     BALANCE     INTEREST     YIELD/COST
                                                 -------------------------------------   -------------------------------------
Interest-earnings assets:
  Loans                                          $ 128,804      $ 4,220       6.55%      $ 143,406     $ 5,066        7.07%
  Investment securities                             99,681        1,691       3.39%         81,216       1,524        3.75%
  Mortgage-backed securities                        12,827          244       3.81%          2,062          52        5.02%
  Other                                              3,066           13       0.85%          8,649          47        1.10%
                                                 ---------      -------                  ---------     -------
      Total interest-earning assets                244,378        6,168       5.05%        235,333       6,689        5.68%

Non-interest earnings assets                        19,597                                  17,586
                                                 ---------                               ---------
      Total assets                               $ 263,975                               $ 252,919
                                                 =========                               =========

Interest-bearing liabilities:
  Deposits                                       $ 224,526      $ 2,299       2.05%      $ 215,999     $ 2,985        2.76%
  Short-term borrowings                              3,942           22       1.12%          1,552          10        1.29%
                                                 ---------      -------                  ---------     -------
      Total interest-bearing liabilities           228,468        2,321       2.03%        217,551       2,995        2.75%

Non-interest bearing liabilities                    15,635                                  14,857
Stockholders' equity                                19,872                                  20,511
                                                 ---------                               ---------

      Total liabilities/stockholders' equity     $ 263,975                               $ 252,919
                                                 =========                               =========

Net interest income                                             $ 3,847                                $ 3,694
                                                                =======                                =======

Interest rate spread (average yield earned
  minus average rate paid)                                                    3.02%                                   2.93%
                                                                              =====                                   =====

Net interest margin (net interest income
  divided by average interest-earning assets)                                 3.15%                                   3.14%
                                                                              =====                                   =====


                                               ANALYSIS OF VOLUME AND RATE CHANGES
                                                     (Dollars in thousands)
                        --------------------------------------------------------------------------------
                                                    SIX MONTHS ENDED JUNE 30,
                        --------------------------------------------------------------------------------
                                                                             2004 Compared to 2003
                                                                           Increase(Decrease) Due to
                                                                        --------------------------------
                                                                         Rate       Volume         Net
                                                                        --------------------------------

                        Interest-earnings assets:
                          Loans                                         $ (353)     $ (493)      $ (846)
                          Investment securities                           (155)        322          167
                          Mortgage-backed securities                       (15)        207          192
                          Other                                             (9)        (25)         (34)
                                                                        -------     -------      -------
                              Total net change in income on
                                interest-earning assets                   (532)         11          (521)
                                                                        -------     -------      -------

                        Interest-bearing liabilities:
                          Deposits                                        (799)        113         (686)
                          Other borrowings                                  (2)         14           12
                                                                        -------     -------      -------
                              Total net change in expense on
                                interest-bearing liabilities              (801)        127          (674)
                                                                        -------     -------      -------

                        Net change in net interest income               $  269      $ (116)      $  153
                                                                        =======     =======      =======

JACKSONVILLE BANCORP, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

The Company's policy in recent years has been to reduce its interest rate risk by better matching the maturities of its interest rate sensitive assets and liabilities, selling its long-term fixed-rate residential mortgage loans with terms of 15 years or more to Freddie Mac, originating adjustable rate loans, balloon loans with terms ranging from three to five years and originating consumer and commercial business loans, which typically are for a shorter duration and at higher rates of interest than one-to-four family loans. The Company also maintains a portfolio of mortgage-backed securities, which provides monthly cash flow. The remaining investment portfolio has been laddered to better match the interest-bearing liabilities. With respect to liabilities, the Company has attempted to increase its savings and transaction deposit accounts, which management believes are more resistant to changes in interest rates than certificate accounts. The Board of Directors appoints the Asset-Liability Management Committee (ALCO), which is responsible for reviewing the Company's asset and liability policies. The ALCO meets quarterly to review interest rate risk and trends, as well as liquidity and capital ratio requirements.

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

The following table shows projected results at June 30, 2004 and December 31, 2003 of the impact on net interest income from an immediate change in interest rates, as well as the benchmarks established by the ALCO. The results are shown as a dollar and percentage change in net interest income over the next twelve months.

                                      Change in Net Interest Income
                                          (Dollars in thousands)
                        --------------------------------------------------------
                             06/30/04                12/31/03
                        -------------------------------------------    ALCO
  Rate Shock:           $ Change   % Change    $ Change   % Change   Benchmark
                        --------------------------------------------------------
   + 200 basis points       (28)     -0.37%         240      3.30%   > (20.00)%
   + 100 basis points       149       1.98%         358      4.90%   > (12.50)%
   - 100 basis points       432       5.75%         529      7.25%   > (12.50)%
   - 200 basis points       495       6.59%         543      7.44%   > (20.00)%

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

JACKSONVILLE BANCORP, INC.

CONTROLS AND PROCEDURES
--------------------------------------------------------------------------------


EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days prior to filing date of this report, that the Company's disclosure controls and procedures (as defined by the Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions' rules and forms.

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

                None.

Item 3.         DEFAULTS UPON SENIOR SECURITIES

                None.

Item 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                At the Company's annual meeting of stockholders held on April 27, 2004, the following matters were submitted to a vote:

                1. The election of the following persons as directors for a three-year term:

                        Name                     Votes for     Votes Withheld
                        ----                     ---------     --------------
                        Andrew F. Applebee       1,817,222     1,000
                        Emily J. Osburn          1,815,922     2,300
                        Harvey D. Scott III      1,816,947     1,275


                2. The ratification of the appointment of McGladrey & Pullen, LLP as auditors for the Company for the year ended December 31, 2004.

                        Votes for                Against       Abstain
                        ---------                -------       -------
                        1,813,375                1,447         3,400

Item 5.         OTHER INFORMATION

                None.

Item 6.         EXHIBITS

                31.1 - Certification of the Chief Executive Officer Pursuant to
                       Rule 13a-15(e)/15d-15(e)
                31.2 - Certification of the Chief Financial Officer Pursuant to
                       Rule 13a-15(e)/15d-15(e)
                32.1 - Certification of the Chief Executive Officer and Chief
                       Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

                EXHIBITS ON FORM 8-K

                Item 12 - Results of Operations and Financial Condition - Earnings release filed with the Securities Exchange Commission on April 13, 2004

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          JACKSONVILLE BANCORP, INC.
                                          Registrant

Date:   08/4/2004                         /S/ Richard A. Foss
     -----------------------              -------------------------------------
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