Form 10-Q
period 2004-09-30
JACKSONVILLE BANCORP INC
filed 2004-11-10
CIK 1172097

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

    [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2004
                                               ------------------

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

                            [ ] Yes          [X] No

As of October 31, 2004, there were 1,966,143 shares (*) of the Registrant's common stock issued and outstanding.

(*) As of October 31, 2004, 1,038,738 shares were owned by Jacksonville Bancorp, M.H.C., the Company's mutual holding company parent.


JACKSONVILLE BANCORP, INC.

FORM 10-Q

SEPTEMBER 30, 2004
TABLE OF CONTENTS
-----------------------------------------------------------------------------------------------------------------

                                                                                                       PAGE
PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets at September 30, 2004 and December 31, 2003 (Unaudited)          1

            Consolidated Statements of Income and Comprehensive Income for the Three Months
              and Nine Months Ended September 30, 2004 and 2003 (Unaudited)                              2

            Consolidated Statement of Stockholders' Equity for the Nine Months Ended
              September 30, 2004 (Unaudited)                                                             3

            Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004
              and 2003 (Unaudited)                                                                     4-5

            Notes to Unaudited Consolidated Financial Statements                                      6-10

Item 2.     Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                                  11-21

Item 3.     Quantitative and Qualitative Disclosures about Market Risk                               22-23

Item 4.     Controls and Procedures                                                                     24


PART II     OTHER INFORMATION                                                                           25

Item 1.     Legal Proceedings
Item 2.     Changes in Securities, Use of Proceeds, and Issuer Purchases
Item 3.     Defaults Upon Senior Securities
Item 4.     Submission of Matters to a Vote of Security Holders
Item 5.     Other Information
Item 6.     Exhibits

            Signatures                                                                                  26

EXHIBITS

            Section 302 Certifications
            Section 906 Certification

                         PART I - FINANCIAL INFORMATION


JACKSONVILLE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2004 AND DECEMBER 31, 2003 (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------
                                                                                  SEPTEMBER 30,         DECEMBER 31,
ASSETS                                                                                2004                  2003
                                                                                 --------------        --------------
Cash and cash equivalents                                                        $    7,159,030        $    9,575,977
Federal funds sold                                                                            -               500,000
Investment securities - available for sale                                           93,742,860            98,940,872
Mortgage-backed securities - available for sale                                      16,093,391             7,597,265
Federal Home Loan Bank stock                                                          1,444,700             1,380,600
Other investment securities                                                             577,327               592,355
Loans receivable - net of allowance for loan loss of $2,171,425 and $2,186,058
   as of September 30, 2004 and December 31, 2003, respectively                     124,729,825           127,079,036
Loans held for sale - net                                                               461,539               506,300
Premises and equipment - net                                                          7,146,785             7,419,061
Goodwill                                                                              2,726,567             2,726,567
Core deposit intangible                                                                 298,964               358,756
Accrued interest receivable                                                           2,182,025             1,445,140
Capitalized mortgage servicing rights                                                 1,102,723             1,168,246
Income taxes receivable                                                                       -               386,509
Other real estate owned                                                                 563,533               499,257
Other assets                                                                          1,479,950             1,639,722
                                                                                 --------------        --------------

   TOTAL ASSETS                                                                  $  259,709,219        $  261,815,663
                                                                                 ==============        ==============

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits                                                                          $ 226,035,309         $ 235,172,732
Other borrowings                                                                      9,231,421             2,888,954
Advance payments by borrowers for taxes and insurance                                   146,345               397,941
Accrued interest payable                                                                647,868               775,966
Income taxes payable                                                                      4,896                     -
Deferred compensation payable                                                         2,106,554             2,021,008
Other liabilities                                                                       805,125               526,909
                                                                                 --------------        --------------
     Total liabilities                                                              238,977,518           241,783,510
                                                                                 --------------        --------------

Stockholders' Equity:
Preferred stock, $0.01 par value - authorized 10,000,000 shares;
  none issued and outstanding                                                                 -                     -
Common stock, $0.01 par value - authorized 20,000,000 shares;
  issued and outstanding, 1,953,466 shares and 1,942,004 shares
  at September 30, 2004 and December 31, 2003, respectively                              19,535                19,420
Additional paid-in-capital                                                            6,457,257             6,399,321
Retained earnings - substantially restricted                                         14,334,962            13,866,849
Accumulated other comprehensive (loss)                                                  (80,053)             (253,437)
                                                                                 --------------        --------------

     Total stockholders' equity                                                      20,731,701            20,032,153
                                                                                 --------------        --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $  259,709,219        $  261,815,663
                                                                                 ==============        ==============
See accompanying notes to the unaudited consolidated financial statements.


JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------

                                                                 THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                       SEPTEMBER 30,
                                                            -----------------------------       ----------------------------
                                                                2004             2003               2004             2003
INTEREST INCOME:
  Loans                                                     $  2,123,775     $  2,310,943       $  6,343,459    $  7,377,109
  Investment securities                                          827,449          780,618          2,518,657       2,304,136
  Mortgage-backed securities                                     166,979            6,025            411,103          57,796
  Other                                                            6,397           10,949             19,394          58,368
                                                            ------------     ------------       ------------    ------------
          Total interest income                                3,124,600        3,108,535          9,292,613       9,797,409
                                                            ------------     ------------       ------------    ------------
INTEREST EXPENSE
  Deposits                                                     1,117,053        1,416,847          3,416,408       4,401,745
  Other borrowings                                                33,561           11,722             55,703          21,725
                                                            ------------     ------------       ------------    ------------
          Total interest expense                               1,150,614        1,428,569          3,472,111       4,423,470
                                                            ------------     ------------       ------------    ------------

NET INTEREST INCOME                                            1,973,986        1,679,966          5,820,502       5,373,939

PROVISION FOR LOAN LOSSES                                        150,000          300,000            450,000       1,825,000
                                                            ------------     ------------       ------------    ------------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                    1,823,986        1,379,966          5,370,502       3,548,939
                                                            ------------     ------------       ------------    ------------

OTHER INCOME:
  Service charges on deposit accounts                            213,417          164,981            616,618         498,831
  Commission income                                              138,968           90,779            535,816         344,602
  Loan servicing fees                                             95,216          102,666            291,950         302,277
  Gains on sales of loans                                         21,203          180,504             27,107         773,407
  Gains on sales of securities                                     3,696           19,439             28,020         299,433
  Recovery from insurance company                                      -                -                  -         562,500
  Other                                                           20,786          106,002             74,609         189,357
                                                            ------------     ------------       ------------    ------------
          Total other income                                     493,286          664,371          1,574,120       2,970,407
                                                            ------------     ------------       ------------    ------------

OTHER EXPENSES:
  Salaries and employee benefits                               1,203,132        1,073,022          3,564,955       3,133,999
  Occupancy and equipment expense                                343,931          301,706          1,033,339         873,781
  Data processing expense                                         64,883           73,971            202,535         204,415
  Legal and accounting expense                                    35,802           21,541            136,649          84,980
  Postage expense                                                 36,240           40,943            107,136         109,395
  Real estate owned expense                                      (20,623)           4,509             (2,471)         63,087
  Advertising expense                                             25,293           30,774             90,078          85,456
  Other                                                          228,885          273,493            737,386         811,371
                                                            ------------     ------------       ------------    ------------
          Total other expenses                                 1,917,543        1,819,959          5,869,607       5,366,484
                                                            ------------     ------------       ------------    ------------
INCOME BEFORE INCOME TAX                                         399,729          224,378          1,075,015       1,152,862

INCOME TAX                                                       149,402           82,245            401,410         433,629
                                                            ------------     ------------       ------------    ------------

NET INCOME                                                  $    250,327     $    142,133       $    673,605    $    719,233

OTHER COMPREHENSIVE INCOME(LOSS) - Unrealized gain
(loss) on securities available-for-sale (Net of tax of
$827,110, $(583,908), $110,014, and $(572,343),
respectively)                                                  1,303,518         (923,341)           173,384        (905,053)
                                                            ------------     ------------       ------------    ------------
COMPREHENSIVE INCOME (LOSS)                                 $  1,553,845     $   (781,208)      $    846,989    $   (185,820)
                                                            ============     ============       ============    ============
NET INCOME PER COMMON SHARE, BASIC                          $       0.13     $       0.07       $       0.35    $       0.37
                                                            ============     ============       ============    ============
NET INCOME PER COMMON SHARE, DILUTED                        $       0.13     $       0.07       $       0.34    $       0.36
                                                            ============     ============       ============    ============
DIVIDENDS PAID PER COMMON SHARE                             $      0.075     $      0.075       $      0.225    $      0.225
                                                            ============     ============       ============    ============

See accompanying notes to unaudited consolidated financial statements

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------------

                                                                                       Accumulated
                                                            Additional                    Other          Total
                                                  Common      Paid-in      Retained    Comprehensive  Stockholders' Comprehensive
                                                   Stock      Capital      Earnings       (Loss)         Equity     Income (Loss)

BALANCE, DECEMBER 31, 2003                        $ 19,420  $ 6,399,321  $ 13,866,849   $  (253,437) $ 20,032,153

Net Income                                               -            -       673,605             -       673,605       673,605

Other comprehensive income -change in
    net unrealized losses on securities
    available for sale, net of taxes of $120,893         -            -             -       190,527       190,527       190,527
Less: Reclassification adjustment for gains
    included in net income, net of tax $(10,877)         -            -             -       (17,143)      (17,143)      (17,143)
                                                                                                                      ---------
Comprehensive Income                                     -            -             -             -             -     $ 846,989
                                                                                                                      =========

Exercise of stock options                              179      173,845             -             -       174,024

Purchase and retirement of treasury stock              (64)    (115,909)            -             -      (115,973)

Dividends ($0.225 per share)                             -            -      (205,492)            -      (205,492)
                                                  --------  -----------  ------------   -----------  ------------

BALANCE, SEPTEMBER 30, 2004                       $ 19,535  $ 6,457,257  $ 14,334,962   $   (80,053) $ 20,731,701
                                                  ========  ===========  ============   ===========  ============

See accompanying notes to unaudited consolidated financial statements.



JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)
--------------------------------------------------------------------------------------------------------------


                                                                                   NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                         -------------------------------------
                                                                               2004                 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                             $        673,605     $        719,233
                                                                         ----------------     ----------------
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation, amortization and accretion:
        Premises and equipment                                                    451,826              350,762
        Accretion of loan fees and discounts, net                                 (44,505)             (45,107)
        Amortization of investment premiums and discounts, net                    398,122              525,715
        Amortization of intangible assets                                          59,792               59,793
      Provision for loan losses                                                   450,000            1,825,000
      Gains on sales of loans                                                     (27,107)            (773,407)
      Gains on sale of real estate owned                                          (74,396)             (12,974)
      Gains on sales of securities                                                (28,020)            (299,433)
      Stock dividends on FHLB stock                                               (64,100)             (77,700)
      Changes in income taxes receivable (payable)                                391,405               52,656
      Changes in other assets and liabilities                                    (454,811)            (605,293)
                                                                         ----------------     ----------------
          Net cash provided by operations before loan sales                     1,731,811            1,719,245
      Origination of loans for sale to Freddie Mac                            (12,946,026)         (94,902,111)
      Proceeds from sales of loans to Freddie Mac                             13,083,417           99,140,937
                                                                         ----------------     ----------------
          Net cash provided by operating activities                            1,869,202            5,958,071
                                                                         ----------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Changes in federal funds sold, net                                              500,000              300,000
  Maturity or call of investment securities available-for-sale                 26,707,974           64,357,401
  Proceeds from sale of investment and mortgage-backed securities               9,646,349           19,910,873
  Principal payments on mortgage-backed and investment securities               2,638,027              689,908
  Proceeds from sale of other real estate owned                                   341,894              572,453
  Decrease in loans, net                                                        1,616,406            9,702,560
  Purchases of investment and mortgage-backed securities                      (42,363,256)        (116,154,686)
  Additions to premises and equipment                                            (179,550)          (1,742,275)
                                                                         ----------------     ----------------

          Net cash (used in) investing activities                              (1,092,156)         (22,363,766)
                                                                         ----------------     ----------------

                                                                                                  (Continued)

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)
---------------------------------------------------------------------------------------------------------------

                                                                                   NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                         -------------------------------------
                                                                               2004                 2003
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                                    $     (9,137,423)    $      7,839,609
  Net increase in other borrowings                                              6,342,467            6,847,734
  Decrease in advance payments by borrowers for taxes and insurance              (251,596)            (202,575)
  Exercise of stock options                                                       174,024              356,580
  Purchase and retirement of treasury stock                                      (115,973)            (341,515)
  Dividends paid - common stock                                                  (205,492)            (201,392)
                                                                         ----------------     ----------------

          Net cash provided by (used in) financing activities                  (3,193,993)          14,298,441
                                                                         ----------------     ----------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (2,416,947)          (2,107,254)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                    9,575,977           11,091,626
                                                                         ----------------     ----------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                   $      7,159,030     $      8,984,372
                                                                         ================     ================

ADDITIONAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest on deposits                                                 $      3,553,406     $      4,579,922
    Interest on other borrowings                                                   46,803               18,225
    Income taxes paid                                                              10,005              376,971

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Real estate acquired in settlement of loans                            $        648,810     $        699,068
  Loans to facilitate sales of real estate owned                                  321,500              116,139


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

        In the opinion of management, the prevailing unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of September 30, 2004 and December 31, 2003 and the results of operations for the three and nine month periods ended September 30, 2004 and 2003. The results of operations for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results which may be expected for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2003 filed as an exhibit to the Company's 10-K filed in March 2004. The accounting and reporting policies of the Company and its subsidiary conform to accounting principles generally accepted in the United States of America and to the prevailing practices within the banking industry.

        Certain amounts included in the 2003 consolidated statements have been reclassified to conform to the 2004 presentation with no effect on net income or stockholders' equity.

2.      EARNINGS PER SHARE

        EARNINGS PER SHARE - Basic earnings per share is determined by dividing net income for the period by the weighted average number of common shares outstanding. Diluted earnings per share considers the potential effects of the exercise of the outstanding stock options under the Company's Stock Option Plans.

        The following reflects earnings per share calculations for the basic and diluted methods:

                                                           Three Months Ended           Nine Months Ended
                                                               September 30,               September 30,
                                                       --------------------------   --------------------------
                                                            2004          2003        2004             2003

        Net income available to common shareholders    $   250,327    $   142,133   $   673,605    $   719,233

        Basic potential common shares:
          Weighted average shares outstanding            1,951,921      1,940,753     1,950,540      1,934,355
                                                       -----------    -----------   -----------    -----------

        Diluted potential common shares:
          Stock option equivalents                          30,129         43,217        36,540         36,297
                                                       -----------    -----------   -----------    -----------
            Diluted average shares outstanding           1,982,050      1,983,970     1,987,080      1,970,652

        Basic earnings per share                       $      0.13    $      0.07   $      0.35    $      0.37
                                                       ===========    ===========   ===========    ===========

        Diluted earnings per share                     $      0.13    $      0.07   $      0.34    $      0.36
                                                       ===========    ===========   ===========    ===========

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

        During the second quarter of 2004, the Company granted 5,600 option shares under its 1996 Stock Option Plan. The options vest 20% per year, expire after ten years, and are exercisable at a price of $14.00 per share. The fair value of the options granted during 2004 was determined to be $3.84 per share, using the Black-Scholes pricing model. The fair value calculation was made with estimated values for the risk free rate of 3.96%, volatility rate of 32%, and average lives of 6.2 years.

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

        No options were granted in 2003 and all previous grants were fully vested prior to 2003; consequently, there was no pro-forma compensation expense for the three and nine months periods ended September 30, 2003. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, on stock-based employee compensation for stock options granted in 2004.

                                                            3 Months Ended   9 Months Ended
                                                               09/30/04         09/30/04
                                                           ---------------------------------
        Net income, as reported                             $      250,327   $      673,605
        Less value of options vested, net of tax effects              (885)          (3,445)
                                                            --------------   --------------
             Pro-forma net income                           $      249,442   $      670,160

        Earnings per share:
          Basic:    As reported                             $         0.13   $         0.35
                    Pro-forma                               $         0.13   $         0.35

          Diluted:  As reported                             $         0.13   $         0.34
                    Pro-forma                               $         0.13   $         0.34

4.      LOAN PORTFOLIO COMPOSITION

        At September 30, 2004 and December 31, 2003, the composition of the Company's loan portfolio was as follows:

                                                                    09/30/04                  12/31/03
                                                           ----------------------------------------------------
                                                               Amount       Percent     Amount       Percent
                                                               ------       -------     ------       -------
                                                                          (Dollars in Thousands)
        Real estate loans:
          One-to-four family residential                     $   40,840       32.7%    $   40,304       31.7%
          Commercial and agricultural                            24,415       19.6%        21,401       16.8%
          Multi-family residential                                2,213        1.8%         2,376        1.9%
                                                             ----------     ------     ----------     ------
             Total real estate loans                             67,468       54.1%        64,081       50.4%
        Commercial agricultural business loans                   25,810       20.7%        29,763       23.4%
        Consumer loans:
          Home equity/home improvement                           24,661       19.8%        23,614       18.6%
          Automobile                                              4,700        3.8%         6,477        5.1%
          Other                                                   4,834        3.9%         5,545        4.4%
                                                             ----------     ------     ----------     ------
             Total consumer loans                                34,195       27.4%        35,636       28.0%
                                                             ----------     ------     ----------     ------
                Total loans receivable                          127,473      102.2%       129,480      101.9%

        Less:
          Unearned discount and deferred loan fees, net             572        0.5%           215        0.2%
          Allowance for loan losses                               2,171        1.7%         2,186        1.7%
                                                             ----------     ------     ----------     ------
                Total loans receivable, net                  $  124,730      100.0%    $  127,079      100.0%
                                                             ==========     ======     ==========     ======

5.      INVESTMENT LOSSES

        Declines in the fair value of available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The following table shows the gross unrealized losses over and under twelve months at September 30, 2004.


                                   Less Than Twelve Months          Over Twelve Months                   Total
                               -----------------------------   ----------------------------  -----------------------------
                                   Gross                           Gross                       Gross
                                 Unrealized        Fair          Unrealized       Fair        Unrealized        Fair
                                   Losses          Value           Losses         Value         Losses         Value
                               -----------------------------   ----------------------------  -----------------------------
        State and political
           organizations        $       497    $    239,503     $        -     $         -   $       497     $    239,503
        U.S. government
           and agencies             294,614      40,733,570         51,163       2,452,829       345,777       43,186,399
                               -----------------------------   ----------------------------  -----------------------------

               Subtotal             295,111      40,973,073         51,163       2,452,829       346,274       43,425,902

        Mortgage-backed
           securities                50,119       7,597,596              -               -        50,119        7,597,596
                               -----------------------------   ----------------------------  -----------------------------

                 Total          $   345,230    $ 48,570,669     $   51,163     $ 2,452,829    $  396,393     $ 51,023,498
                               =============================   ============================  =============================

6.      COMMITMENTS AND CONTINGENCIES

        The Company is a defendant in legal actions arising from normal business activities. Management, after consultation with legal counsel, believes that the resolution of these actions will not have any material adverse effect on the Company's consolidated financial statements.

        The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers in the way of commitments to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. Substantially all of the Company's loans are to borrowers located in Cass, Morgan, Macoupin, Montgomery, and surrounding counties in Illinois.

        The following table summarizes these commitments at September 30, 2004 and December 31, 2003.

                                                                   09/30/04       12/31/03
                                                                   --------       --------
                                                                       (In thousands)
        Commitments to fund loans - own portfolio                  $ 20,139      $ 15,695
        Commitments to fund loans - for sale to Freddie Mac              55           369
        Standby letters of credit                                       473           410

        The Company does not engage in the use of interest rate swaps, futures or option contracts.

         The Company's exposure to credit loss, in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and letters of credit, is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

         Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company holds collateral, which may include accounts receivables, inventory, property and equipment, income producing properties, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded, the Company would be entitled to seek recovery from the customer. At September 30, 2004 and December 31, 2003, no amounts have been recorded as liabilities for the Company's potential obligations under these guarantees.



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

FINANCIAL CONDITION

SEPTEMBER 30, 2004 COMPARED TO DECEMBER 31, 2003

Total assets decreased $2.1 million to $259.7 million at September 30, 2004, from the $261.8 million at December 31, 2003. The decrease in assets resulted from a decrease in available funds reflecting a decrease of $9.1 million in deposits partially offset by an increase of $6.3 million in borrowed funds. The Company's decision to hold deposit rates at existing levels in an effort to better manage interest expense has contributed to the decrease in deposits. Net loans decreased by $2.3 million to $124.7 million at September 30, 2004. Investment securities, available-for-sale, decreased $5.2 million due to calls and sales of investments. Cash received from investment securities, borrowed funds, and the $2.4 million decrease in cash and cash equivalents were used to fund the $8.5 million growth in mortgage-backed securities during the first nine months of 2004. The increase in borrowed funds was comprised of short-term advances from the FHLB, which equaled $6.5 million at September 30, 2004.

Stockholders' equity increased $700,000 to $20.7 million at September 30, 2004. The increase resulted from net income of $674,000 and a $173,000 decrease in unrealized losses, net of tax, on available-for-sale securities, partially offset by the payment of $205,000 in dividends. The change in unrealized gains or losses on securities classified as available-for-sale is affected by market conditions and, therefore, can fluctuate daily. Stockholders' equity also benefited from the receipt of $58,000 from the exercise of stock options during the first nine months of 2004. The $58,000 reflects the $174,000 received from the exercise of stock options net of the $116,000 cost to acquire the shares underlying the options in open market purchases.

RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

GENERAL: The Company reported net income for the three months ended September 30, 2004, of $250,000, or $0.13 per share of common stock, basic and diluted, compared to net income of $142,000, or $0.07 per share of common stock, basic and diluted, for the three months ended September 30, 2003. The increase of $108,000 in net income is primarily due to a $294,000 increase in net interest income and a $150,000 decrease in provision for loan losses, partially offset by a decrease in other income of $171,000 and increases in other expenses of $98,000 and income taxes of $67,000.

INTEREST INCOME: Total interest income increased $16,000 during the three months ended September 30, 2004, compared to the same three months in 2003. The increase is primarily due to increases in interest income of $47,000 on investment securities and $161,000 on mortgage-backed securities, partially offset by a decrease of $187,000 in interest on loans. The average balance of the loan portfolio during the third quarter of 2004 decreased to $128.3 million from $136.6 million for the third quarter of 2003. In addition, the loan portfolio's average yield decreased to 6.62% from 6.77% for the three months ended September 30, 2004 and 2003, respectively. The average balance of the loan portfolio has decreased partly due to sales of fixed-rate, long-term residential loans to the secondary market during 2003. These loans were sold in order to reduce the Company's exposure to interest rate risk.

Interest income on investment securities increased $47,000 during the three months ended September 30, 2004, compared to the same period in 2003. The additional income is primarily due to an increase in the average yield of the portfolio to 3.45% during the third quarter of 2004 from 3.13% during the third quarter of 2003. The improved yield is partly due to the mix of the portfolio, which included lower-yielding U.S. Treasury securities during 2003. The average balance of the investment portfolio has decreased to $96.0 million from $99.8 million during this same time frame, as funds from calls and sales have been reinvested into mortgage-backed securities.

Interest income on mortgage-backed securities increased $161,000 during the three months ended September 30, 2004, compared to the same period in 2003. The average balance of mortgage-backed securities increased to $17.4 million from $1.2 million for the three months ended September 30, 2004 and 2003, respectively, and the average yield increased to 3.83% from 1.96% during the same periods. The increase in the average balance of mortgage-backed securities is due to the reinvestment of funds from investment calls and sales in order to improve the cash flow, average yield, and diversification of the Company's overall investment portfolio.

Interest income on other investments, which include federal funds sold and interest earning deposit accounts, decreased $5,000 during the three months ended September 30, 2004, compared to the same period in 2003. The decreased interest income from other investments is primarily due to a lower average balance of $2.2 million from $4.5 million for the three months ended September 30, 2004 and 2003, respectively, partially offset by an increase in the average yield to 1.17% from 0.98% for the same periods.

INTEREST EXPENSE: Total interest expense for the three months ended September 30, 2004 decreased $278,000 from the same period in 2003. The decrease in interest expense was due to a decrease of $300,000 in the interest expense of deposits partially offset by an increase of $22,000 in interest expense on borrowed funds for the three months ended September 30, 2004, compared to the same in 2003. The average balance of deposits decreased to $219.4 million during the third quarter of 2004 compared to $221.0 million during the same quarter of 2003. The average cost of deposits has also decreased to 2.04% from 2.56% during the comparative quarters. The decreases in the average balance and the average cost have been affected by the Company's decision to hold deposit rates at current levels.

Interest paid on borrowings increased $22,000 during the three months ended September 30, 2004, compared to the same period of 2003, due to an increase in the average balance of borrowed funds to $8.3 million from $4.9 million during the third quarters of 2004 and 2003, respectively, as well as an increase in the average cost of borrowings to 1.62% from 0.97% for the comparative periods. The increase in the average balance of borrowed funds is mostly due to the use of short-term advances from the FHLB, which averaged $6.1 million during the third quarter of 2004. The remainder of borrowed funds consists of securities sold under agreements to repurchase.

PROVISION FOR LOAN LOSSES: The provision for loan losses is determined by management as the amount needed to replenish the allowance for loan losses, after net charge-offs have been deducted, to a level considered adequate to absorb probable losses in the loan portfolio, in accordance with accounting principles generally accepted in the United States of America.

The allowance for loan losses decreased to $2,171,000 at September 30, 2004 from $2,186,000 at December 31, 2003. The decrease is the result of net charge-offs exceeding the provision for loan losses. Net charge-offs decreased to $72,000 during the third quarter of 2004 compared to net charge-offs of $104,000 during the third quarter of 2003. The provision for loan losses decreased to $150,000 from $300,000 for the three months ended September 30, 2004 and 2003, respectively. Provisions for loan losses have been made to bring the allowance for loan losses to a level deemed adequate following management's evaluation of the repayment capacity and collateral protection afforded by each problem credit identified by management. This review also considered the current economic downturn, which has resulted in increased bankruptcies and foreclosures in the Company's market area, which have further contributed to delinquencies and charge-offs. Refer to the following table regarding nonperforming assets.

                                                             9/30/2004      12/31/2003
                                                            ----------      ----------
                                                                   (In thousands)
       Non-accruing loans:
         One-to-four family residential                          1,013           1,022
         Commerical and agricultural real estate                   180             224
         Commercial and agricultural business                      271             613
         Home equity/Home improvement                              273           1,101
         Automobile                                                 49             139
         Other consumer                                             11              22
                                                            ----------      ----------
            Total                                                1,797           3,121
                                                            ==========      ==========

       Accruing loans delinquent more than 90 days:
         One-to-four family residential                             57             168
         Automobile                                                 17              15
         Other consumer                                              2               7
                                                            ----------      ----------
            Total                                                   76             190
                                                            ==========      ==========

       Foreclosed assets:
         One-to-four family residential                            564             499
         Automobile                                                 17              18
                                                            ----------      ----------
            Total                                                  581             517
                                                            ==========      ==========

       Total nonperforming assets                           $    2,454      $    3,828
                                                            ==========      ==========

       Total as a percentage of total assets                      0.94%           1.46%
                                                                  ====            ====

The following table shows the aggregate principal amount of potential problem credits on the Company's watch list at September 30, 2004 and December 31, 2003. All nonaccrual loans are automatically placed on the watch list.

                                                09/30/04      12/31/03
                                                --------      --------
                                                     (In thousands)

             Special Mention credits            $   6,566     $   6,087
             Substandard credits                    3,912         7,555
                                                ---------     ---------
             Total watch list credits           $  10,478     $  13,642
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

OTHER INCOME: Total other income decreased $171,000 during the three months ended September 30, 2004, compared to the same period of 2003. The decrease in other income is primarily due to decreased gains on the sale of loans to the secondary market of $159,000 and decreased trust fees of $83,000 for the three months ended September 30, 2004 compared to the same period of 2003, partially offset by increases in service charges on deposits and brokerage commissions. The increased market rates of 2004 have resulted in fewer loan sales to the secondary market. As disclosed in previous filings, the higher level of trust fees during 2003 was not expected to continue into 2004. The increase in service charges on deposits of $48,000 is primarily due to a new fee structure implemented during 2004. Brokerage commissions increased $48,000 due to a continued growth in accounts.

OTHER EXPENSES: Total other expenses increased $98,000 during the three months ended September 30, 2004 compared to the three months ended September 30, 2003. The increase in other expenses was mostly due to increases of $130,000 in salaries and benefits and $42,000 in occupancy expense, partially offset by a decrease of $25,000 in real estate owned expense. Salaries and benefits have been impacted by a decrease in the deferral of salaries capitalized as loan costs, due to decreased loan originations, and the hiring of additional personnel in the lending department during 2003. Salaries expense has also been impacted by the increased brokerage commissions. The increase in occupancy expense reflects the expansion of the main office facility, which includes the new lending center.

INCOME TAXES: The provision for income taxes increased $67,000 during the three months ended September 30, 2004, compared to the three months ended September 30, 2003. The increase is directly attributable to a higher level of income during the third quarter of 2004 as compared to 2003.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

GENERAL: The Company reported net income for the nine months ended September 30, 2004, of $674,000, or $0.35 per share, basic, and $0.34 per share, diluted, compared to net income of $719,000, or $0.37 per share, basic and $0.36 per share, diluted, for the nine months ended September 30, 2003. Net income decreased $46,000 during the nine months ended September 30, 2004 compared to the same period of 2003, due to a decrease in other income of $1.4 million and an increase in other expense of $503,000, partially offset by a decrease in the provision for loan losses of $1.4 million, an increase in net interest income of $447,000 and a decrease in income taxes of $32,000. Other income in 2003 included a $563,000 negotiated settlement with the Company's insurance carrier received during the first quarter of 2003.

INTEREST INCOME: Total interest income decreased $504,000 during the nine months ended September 30, 2004, compared to the same period in 2003. The primary reason for the decrease is $1.0 million in lower interest income on loans during the nine month period. The average balance of the loan portfolio during the first nine months of 2004 equalled $128.6 million compared to $141.1 million for the first nine months of 2003. The decrease in the average balance of loans is primarily due to increased sales of loans to the secondary market during 2003. In addition, the loan portfolio's average yield decreased to 6.57% from 6.97% for the nine months ended September 30, 2004 and 2003, respectively, reflecting the unprecedented decrease in market interest rates.

Interest income on investment securities increased $215,000 during the nine months ended September 30, 2004, compared to the same period in 2003. The additional income during the first nine months of 2004 is primarily due to an increase in the portfolio resulting from the investment of cash generated by loan sales. The average balance of the investment portfolio increased to $98.5 million during the first nine months of 2004 compared to $87.4 million during the first nine months of 2003. The higher average balances were partially offset by a decrease in the average yield to 3.41% from 3.52% during the first nine months of 2004 and 2003, respectively.

Interest income on mortgage-backed securities increased $353,000 during the nine months ended September 30, 2004, compared to the same period in 2003. The increase in interest income is due to an increase in the average balance of mortgage-backed securities to $14.4 million from $1.8 million for the nine months ended September 30, 2004 and 2003, respectively, offset by a decrease in the average yield to 3.82% from 4.32% for the same periods.

Interest income on other investments, which include federal funds sold and interest earning deposit accounts, decreased $39,000 during the nine months ended September 30, 2004, compared to the same period in 2003. The decreased interest income from other investments is primarily due to a lower average balance of $2.8 million from $7.3 million, as well as a lower average yield of 0.93% from 1.07% for the nine months ended September 30, 2004 and 2003, respectively.

INTEREST EXPENSE: Total interest expense for the nine months ended September 30, 2004 decreased $951,000 from the same period in 2003. The decrease in interest expense was due to a decrease of $986,000 in the interest expense of deposits partially offset by an increase of $35,000 in interest expense on borrowed funds for the nine months ended September 30, 2004, compared to the same in 2003. The average balance of deposits increased to $222.8 million during the first nine months of 2004 compared to $217.7 million during the first nine months of 2003, due to normal deposit growth. The average cost of deposits has decreased to 2.04% from 2.70% during the first nine months of 2004 as compared to the nine months ended September 30, 2003. The decreased cost of funds is primarily attributed to the repricing of time deposits at lower interest rates.

Interest paid on borrowings increased $35,000 during the nine months ended September 30, 2004, compared to the same period of 2003. The increase in interest paid is mostly due to a higher average balance of borrowed funds of $5.6 million compared to $2.9 million for the first nine months of 2004 and 2003, respectively, as well as a higher average cost of 1.32% from 0.99% for the same periods. The higher balance of borrowed funds is mostly due to the use of short-term advances from the FHLB, which averaged $3.3 million during the first nine months of 2004. The remainder of borrowed funds consists of securities sold under agreements to repurchase.

PROVISION FOR LOAN LOSSES: The provision for loan losses is determined by management as the amount needed to replenish the allowance for loan losses, after net charge-offs have been deducted, to a level considered adequate to absorb probable losses in the loan portfolio, in accordance with accounting principles generally accepted in the United States of America.


                                                                   9 Months Ended
                                                             09/30/04        09/30/03
                                                            ----------      ----------
                                                                  (In thousands)
           Balance at beginning of period                   $    2,186      $    2,073
           Charge-offs:
             One-to-four family residential                         80             221
             Commercial and agricultural real estate               187              20
             Commercial and agricultural business                    -             153
             Home equity/home improvement                          263             412
             Automobile                                            132             211
             Other Consumer                                         21             160
                                                            ----------      ----------
                Total                                              683           1,177
                                                            ----------      ----------

           Recoveries:
             One-to-four family residential                         35               1
             Commercial and agricultural real estate               119              18
             Commercial and agricultural business                   12               -
             Home equity/home improvement                           12               4
             Automobile                                             21              18
             Other Consumer                                         19              37
                                                            ----------      ----------

                Total                                              218              78
                                                            ----------      ----------
           Net loans charged off                                   465           1,099
           Additions charged to operations                         450           1,825
                                                            ----------      ----------
           Balance at end of period                         $    2,171      $    2,799
                                                            ==========      ==========

The provision for loan losses decreased $1.4 million to $450,000 during the nine months ended September 30, 2004 compared to the same period in 2003. The provisions were made to bring the allowance for loan losses to a level deemed adequate following management's evaluation of the repayment capacity and collateral protection afforded by each problem credit identified by management. The allowance for loan losses remained steady at $2.2 million at September 30, 2004 and December 31, 2003. Net charge-offs decreased to $465,000 during the first nine months of 2004 compared to net charge-offs of $1.1 million during the first nine months of 2003. The increase in commercial and agricultural real estate charge-offs is due to the default of two commercial borrowers.

OTHER INCOME: Total other income decreased $1.4 million during the nine months ended September 30, 2004, compared to the same period of 2003. The decrease in other income includes a $563,000 negotiated settlement with the Company's insurance carrier received during the first quarter of 2003. The remainder of the decrease in other income is primarily due to decreased gains on the sale of loans to the secondary market of $746,000 and decreased gains on the sale of securities of $271,000 for the nine months ended September 30, 2004 and 2003, respectively, partially offset by increases in brokerage commissions and service charges on deposits. Brokerage commissions increased $191,000 during the nine months ended September 30, 2004 compared to 2003. Service charges on deposits also increased $118,000 due to the growth in deposits, as well as a new fee structure.

OTHER EXPENSES: Total other expenses increased $503,000 during the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. Changes for the nine months ended September 30, 2004 from the comparative period in 2003 include increases of $431,000 in salaries and benefits, $160,000 in occupancy expenses, and $52,000 in legal and accounting expense, offset by a decrease of $66,000 in real estate owned expense and $74,000 in other expenses. Of this $74,000 decrease in other expenses, the majority is comprised of a decrease in service charges due to the reversal of prior period accruals as the result of a third party vendor's waiver of charges.

INCOME TAXES: The provision for income taxes decreased $32,000 during the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003. The decrease is directly attributable to a lower level of income in 2004 as compared to 2003.

LIQUIDITY AND CAPITAL RESOURCES: The Company's most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company's operating, financing, and investing activities. At September 30, 2004 and December 31, 2003, cash and cash equivalents totalled $7.2 million and $9.6 million, respectively. The Company's primary sources of funds include principal and interest repayments on loans (both scheduled and prepayments), maturities and calls of investment securities and principal repayments from mortgage-backed securities (both scheduled and prepayments). During the past twelve months, the most significant sources of funds have been deposit growth, advances from the FHLB, and loan sales to the secondary market. These funds have been used for new loan originations and the purchase of investment and mortgage-backed securities.

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

Liquidity management is both a short-term and long-term responsibility of management. The Company adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected purchases of investment and mortgage-backed securities, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) liquidity of its asset-liability management program. Excess liquidity is generally invested in interest-earning overnight deposits and other short-term U.S. Agency obligations. If the Company requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB. The Company may borrow from the FHLB under a blanket agreement which assigns all investments in FHLB stock as well as qualifying first mortgage loans equal to 150% of the outstanding balance as collateral to secure the amounts borrowed. This borrowing arrangement is limited to a maximum of 30% of the Company's total assets or twenty times the balance of FHLB stock held by the Company. At September 30, 2004, the Company had outstanding advances of $6.5 million. In addition, the Company had approximately $22.4 million available to it under the above-mentioned borrowing arrangement.

The Company maintains minimum levels of liquid assets as established by the Board of Directors. The Company's liquidity ratios at September 30, 2004 and December 31, 2003 were 44.7% and 43.3%, respectively. These ratios represent the volume of short-term liquid assets as a percentage of net deposits and borrowings due within one year.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined). Management believes, at September 30, 2004, that the Bank meets all its capital adequacy requirements.

Under Illinois law, Illinois-chartered savings banks are required to maintain a minimum core capital to total assets ratio of 3%. The Illinois Commissioner of Savings and Residential Finance (the Commissioner) is authorized to require a savings bank to maintain a higher minimum capital level if the Commissioner determines that the savings bank's financial condition or history, management or earnings prospects are not adequate. If a savings bank's core capital ratio falls below the required level, the Commissioner may direct the savings bank to adhere to a specific written plan established by the Commissioner to correct the savings bank's capital deficiency, as well as a number of other restrictions on the savings bank's operations, including a prohibition on the declaration of dividends by the savings bank's board of directors. At September 30, 2004, the Bank's core capital ratio was 6.76% of total average assets, which exceeded the required amount.

The Bank is also required to maintain regulatory capital requirements imposed by the Federal Deposit Insurance Corporation. The Bank's actual ratios at September 30, 2004 and the required minimums to be considered adequately capitalized are shown in the table below. In order to be considered well-capitalized, the Bank must maintain: (i) Tier 1 Capital to Average Assets of 5.0%, (ii) Tier 1 Capital to Risk-Weighted Assets of 6.0%, and (iii) Total Capital to Risk-Weighted Assets of 10.0%.

                                                 09/30/04    12/31/03    Minimum
                                                   Actual      Actual   Required
                                                   ------      ------   --------
     Tier 1 Capital to Average Assets               6.76%       6.54%      4.00%
     Tier 1 Capital to Risk-Weighted Assets        12.52%      11.88%      4.00%
     Total Capital to Risk-Weighted Assets         13.77%      13.13%      8.00%

Future capital levels should benefit from the decision of the Company's parent company, Jacksonville Bancorp, MHC, to waive its right to receive dividends. The mutual holding company has received approval from its primary regulator, the Office of Thrift Supervision, for such waivers through the quarter ended September 30, 2004. An application has been filed with the Office of Thrift Supervision to extend this approval through the quarter ended September 30, 2005.

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


                                      CONSOLIDATED AVERAGE BALANCE SHEET AND INTEREST RATES
                                                     (Dollars in thousands)
------------------------------------------------------------------------------------------------------------------------------
                                                                        THREE MONTHS ENDED SEPTEMBER 30,
                                                 -----------------------------------------------------------------------------
                                                                 2004                                   2003
                                                 -------------------------------------   -------------------------------------
                                                  AVERAGE                                 AVERAGE
                                                  BALANCE      INTEREST    YIELD/COST     BALANCE     INTEREST     YIELD/COST
                                                 -------------------------------------   -------------------------------------
Interest-earnings assets:
  Loans                                          $ 128,337      $ 2,124       6.62%      $ 136,570     $ 2,311        6.77%
  Investment securities                             96,025          828       3.45%         99,752         781         3.13%
  Mortgage-backed securities                        17,449          167       3.83%          1,231           6         1.96%
  Other                                              2,183            6       1.17%          4,471          11         0.98%
                                                 ---------      -------                  ---------     -------
      Total interest-earning assets                243,994        3,125       5.12%        242,024       3,109         5.14%

Non-interest earnings assets                        19,675                                  17,801
                                                 ---------                               ---------
      Total assets                               $ 263,669                               $ 259,825
                                                 =========                               =========

Interest-bearing liabilities:
  Deposits                                       $ 219,383      $ 1,117       2.04%      $ 221,046     $ 1,417         2.56%
  Short-term borrowings                              8,303           34       1.62%          4,853          12         0.97%
                                                 ---------      -------                  ---------     -------
      Total interest-bearing liabilities           227,686        1,151       2.02%        225,899       1,429         2.53%

Non-interest bearing liabilities                    15,994                                  14,532
Stockholders' equity                                19,989                                  19,394
                                                 ---------                               ---------

      Total liabilities/stockholders' equity     $ 263,669                               $ 259,825
                                                 =========                               =========

Net interest income                                             $ 1,974                                $ 1,680
                                                                =======                                =======

Interest rate spread (average yield earned
  minus average rate paid)                                                    3.10%                                    2.61%
                                                                              =====                                    =====

Net interest margin (net interest income
  divided by average interest-earning assets)                                 3.24%                                    2.78%
                                                                              =====                                    =====


                                               ANALYSIS OF VOLUME AND RATE CHANGES
                                                          (In thousands)
                        --------------------------------------------------------------------------------
                                                  THREE MONTHS ENDED SEPTEMBER 30,
                        --------------------------------------------------------------------------------
                                                                             2004 Compared to 2003
                                                                           Increase(Decrease) Due to
                                                                        --------------------------------
                                                                         Rate       Volume         Net
                                                                        --------------------------------
                        Interest-earnings assets:
                          Loans                                         $  (50)     $ (137)      $ (187)
                          Investment securities                             77         (30)          47
                          Mortgage-backed securities                        11         150          161
                          Other                                              1          (6)          (5)
                                                                        -------     -------      -------
                              Total net change in income on
                                interest-earning assets                     39         (23)          16
                                                                        -------     -------      -------

                        Interest-bearing liabilities:
                          Deposits                                        (289)        (11)        (300)
                          Other borrowings                                  10          12           22
                                                                        -------     -------      -------
                              Total net change in expense on
                                interest-bearing liabilities              (279)          1         (278)
                                                                        -------     -------      -------

                        Net change in net interest income               $  318      $  (24)      $  294
                                                                        =======     =======      =======


                                      CONSOLIDATED AVERAGE BALANCE SHEET AND INTEREST RATES
                                                     (Dollars in thousands)
------------------------------------------------------------------------------------------------------------------------------
                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                 -----------------------------------------------------------------------------
                                                                 2004                                   2003
                                                 -------------------------------------   -------------------------------------
                                                  AVERAGE                                 AVERAGE
                                                  BALANCE      INTEREST    YIELD/COST     BALANCE     INTEREST     YIELD/COST
                                                 -------------------------------------   -------------------------------------
Interest-earnings assets:
  Loans                                          $ 128,649      $ 6,344       6.57%      $ 141,127     $ 7,377        6.97%
  Investment securities                             98,462        2,519       3.41%         87,395       2,304        3.52%
  Mortgage-backed securities                        14,368          411       3.82%          1,785          58        4.32%
  Other                                              2,772           19       0.93%          7,256          58        1.07%
                                                 ---------      -------                  ---------     -------
      Total interest-earning assets                244,251        9,293       5.07%        237,563       9,797        5.50%

Non-interest earnings assets                        19,622                                  17,658
                                                 ---------                               ---------
      Total assets                               $ 263,873                               $ 255,221
                                                 =========                               =========

Interest-bearing liabilities:
  Deposits                                       $ 222,812      $ 3,416       2.04%      $ 217,681     $ 4,402        2.70%
  Short-term borrowings                              5,618           56       1.32%          2,936          21        0.99%
                                                 ---------      -------                  ---------     -------
      Total interest-bearing liabilities           228,430        3,472       2.03%        220,617       4,423        2.67%

Non-interest bearing liabilities                    15,625                                  14,353
Stockholders' equity                                19,818                                  20,251
                                                 ---------                               ---------

      Total liabilities/stockholders' equity     $ 263,873                               $ 255,221
                                                 =========                               =========

Net interest income                                             $ 5,821                                $ 5,374
                                                                =======                                =======

Interest rate spread (average yield earned
  minus average rate paid)                                                    3.05%                                   2.83%
                                                                              =====                                   =====

Net interest margin (net interest income
  divided by average interest-earning assets)                                 3.18%                                   3.02%
                                                                              =====                                   =====


                                               ANALYSIS OF VOLUME AND RATE CHANGES
                                                          (In thousands)
                        --------------------------------------------------------------------------------
                                                   NINE MONTHS ENDED SEPTEMBER 30,
                        --------------------------------------------------------------------------------
                                                                             2004 Compared to 2003
                                                                           Increase(Decrease) Due to
                                                                        --------------------------------
                                                                         Rate       Volume         Net
                                                                        --------------------------------
                        Interest-earnings assets:
                          Loans                                         $ (403)     $ (630)     $(1,033)
                          Investment securities                            (70)        285          215
                          Mortgage-backed securities                        (7)        360          353
                          Other                                             (7)        (32)         (39)
                                                                        ------      ------      -------
                              Total net change in income on
                                interest-earning assets                   (487)        (17)        (504)
                                                                        ------      ------      -------

                        Interest-bearing liabilities:
                          Deposits                                      (1,087)        101         (986)
                          Other borrowings                                   9          26           35
                                                                        ------      ------      -------
                              Total net change in expense on
                                interest-bearing liabilities            (1,078)        127         (951)
                                                                        ------      ------      -------

                        Net change in net interest income               $  591      $ (144)     $   447
                                                                        ======      =======      ======

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

The following table shows projected results at September 30, 2004 and December 31, 2003 of the impact on net interest income from an immediate change in interest rates, as well as the benchmarks established by the ALCO. The results are shown as a dollar and percentage change in net interest income over the next twelve months.

                                            Change in Net Interest Income
                                                (Dollars in thousands)
                         -----------------------------------------------------------------------
                                  09/30/04                       12/31/03
                         ---------------------------------------------------------    ALCO
Rate Shock:                $ Change       % Change       $ Change       % Change    Benchmark
                         -----------------------------------------------------------------------
 + 200 basis points             (71)        -0.94%            240          3.30%  > (20.00)%
 + 100 basis points             115          1.50%            358          4.90%  > (12.50)%
 - 100 basis points             422          5.54%            529          7.25%  > (12.50)%
 - 200 basis points             497          6.52%            543          7.44%  > (20.00)%

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


                                           JACKSONVILLE BANCORP, INC.
                                           Registrant

Date:  11/10/04                            /s/ Richard A. Foss
     ----------------------                -------------------------------------
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