Form 10-K
period 2004-12-31
JACKSONVILLE BANCORP INC
filed 2005-03-25
CIK 1172097

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

      For the transaction period from ________________ to _________________

                        Commission File Number: 000-49792

                           JACKSONVILLE BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                     FEDERAL                                  33-1002258
-------------------------------------------------    ---------------------------
        (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                Identification Number)


1211 WEST MORTON AVENUE, JACKSONVILLE, ILLINOIS                62650
-------------------------------------------------        -------------------
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


                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                     --------------------------------------
                                (Title of Class)

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

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
YES      NO  X
    ---     ---

     As of June 30, 2004, there were 1,951,743 shares issued and outstanding of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of the Common Stock as of June 30, 2004 ($13.75) was $12.6 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Sections of Annual Report to Stockholders for the fiscal year ended December 31, 2004 (Parts II and IV).
2.   Proxy Statement for the 2005 Annual Meeting of Stockholders (Parts I and
     III).

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

        The Bank is an Illinois-chartered savings bank headquartered in Jacksonville, Illinois. The Bank conducts its business from its main office and six branches, two of which are located in Jacksonville, one of which is located in each of the following Illinois communities: Virden, Chapin, Concord and Litchfield. The Bank was originally chartered in 1916 as a state-chartered savings and loan association and converted to a state-chartered savings bank in 1992. The Bank has been a member of the Federal Home Loan Bank System since 1932. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). At December 31, 2004, the Bank had total assets of $253.3 million, total deposits of $225.9 million, and stockholders' equity of $20.5 million.

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

        The Bank operates an investment center at its main office. The investment center is operated through Financial Resources Group, Inc., the Bank's wholly-owned subsidiary. The investment center is not anticipated to have a material effect on the ability of the Bank to attract retail deposits.

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

LENDING ACTIVITIES

        GENERAL. Historically, the principal lending activity of the Bank has been the origination of mortgage loans for the purpose of financing or refinancing one- to four-family residential properties in the Bank's local market areas. The Bank also emphasizes consumer lending, primarily the origination of home equity loans and loans secured by automobiles. At December 31, 2004, the Bank's loans receivable totaled $127.9 million, of which $41.6 million, or 33.1% consisted of one- to four-family residential mortgage loans. The remainder of the Bank's loans receivable at such date consisted of commercial and agricultural real estate loans (19.5%), multi-family residential loans (1.8%), commercial and agricultural business loans (20.8%), and consumer loans (26.4%). Of the amount included in consumer loans, $24.3 million, or 19.3% of total loans consisted of home equity and home improvement loans. During the year ended December 31, 2004 the loan portfolio decreased to $127.9 million from $129.5 million at December 31, 2003. The $2.0 million (30.3%) decrease in automobile loans was impacted by alternative funding sources available to consumers, such as special financing offered by the automobile manufacturers' captive financing companies.

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

        The Bank actively originates fixed-rate residential mortgage loans secured by one- to four-family residential properties with terms up to 30 years. The Bank sells a significant portion of its one- to four-family fixed-rate residential mortgage loan originations directly to Freddie Mac. During the years ended December 31, 2004 and 2003, the Bank sold $16.9 million and $107.7 million of fixed-rate residential mortgage loans, respectively. Loans are generally sold without recourse and with servicing retained. At December 31, 2004 the Bank was servicing approximately $148.6 million in loans for which it received servicing income of approximately $386,000 for the year ended December 31, 2004. The Bank does not purchase whole loans.

ANALYSIS OF LOAN PORTFOLIO

        Set forth below are selected data relating to the composition of the Bank's loan portfolio, excluding loans held for sale, by type of loan as of the dates indicated.

                                                                         AT DECEMBER 31,
                                         -----------------------------------------------------------------------------
                                                 2004                         2003                    2002
                                         ---------------------        ---------------------   ---------------------
                                           AMOUNT     PERCENT           AMOUNT     PERCENT      AMOUNT     PERCENT
                                         ---------   ---------        ---------   ---------   ---------   ---------
                                                                      (DOLLARS IN THOUSANDS)
Real estate loans:
  One-to four-family residential (1)...  $  41,616        33.1%       $  40,304        31.7%  $  43,883        30.7%
  Commercial and agricultural..........     24,587        19.5           21,401        16.8      18,421        12.9
  Multi-family residential.............      2,207         1.8            2,376         1.9       2,678         1.9
                                         ---------   ---------        ---------   ---------   ---------   ---------
    Total real estate loans............     68,410        54.4           64,081        50.4      64,982        45.5
                                         ---------   ---------        ---------   ---------   ---------   ---------

Commercial agricultural business
  loans (1)............................     26,227        20.8           29,763        23.4      31,502        22.0
                                         ---------   ---------        ---------   ---------   ---------   ---------
Consumer loans:
  Home equity/Home improvement.........     24,322        19.3           23,614        18.6      31,181        21.8
  Automobile...........................      4,516         3.6            6,477         5.1      10,491         7.3
  Other................................      4,380         3.5            5,545         4.4       7,127         5.0
                                         ---------   ---------        ---------   ---------   ---------   ---------
    Total consumer loans...............     33,218        26.4           35,636        28.1      48,799        34.1
                                         ---------   ---------        ---------   ---------   ---------   ---------
      Total loans receivable...........    127,855       101.6          129,480       101.9     145,283       101.6

Less:
  Unearned premium on purchased
    loans, unearned discount and
    deferred fees, net.................        174         0.1              215         0.2         281         0.2
  Allowance for loan losses............      1,888         1.5            2,186         1.7       2,073         1.4
                                         ---------   ---------        ---------   ---------   ---------   ---------
    Total loans receivable, net........  $ 125,793       100.0%       $ 127,079       100.0%  $ 142,929       100.0%
                                         =========   =========        =========   =========   =========   =========

(CONTINUED)

                                                        AT DECEMBER 31,
                                         ----------------------------------------------
                                                 2001                     2000
                                         ---------------------    ---------------------
                                           AMOUNT     PERCENT       AMOUNT     PERCENT
                                         ---------   ---------    ---------   ---------
                                                     (DOLLARS IN THOUSANDS)
Real estate loans:
  One-to four-family residential (1)...  $  46,473        29.8%   $  48,418        28.1%
  Commercial and agricultural..........     18,297        11.7       18,596        10.8
  Multi-family residential.............      2,566         1.6        2,690         1.6
                                         ---------   ---------    ---------   ---------
    Total real estate loans............     67,336        43.1       69,704        40.5
                                         ---------   ---------    ---------   ---------

Commercial agricultural business
  loans (1)............................     30,582        19.6       31,767        18.4
                                         ---------   ---------    ---------   ---------
Consumer loans:
  Home equity/Home improvement.........     38,590        24.7       45,816        26.6
  Automobile...........................     12,966         8.3       15,452         9.0
  Other................................      8,255         5.2       11,056         6.4
                                         ---------   ---------    ---------   ---------
    Total consumer loans...............     59,811        38.2       72,324        42.0
                                         ---------   ---------    ---------   ---------
      Total loans receivable...........    157,729       100.9      173,795       100.9

Less:
  Unearned premium on purchased
    loans, unearned discount and
    deferred fees, net.................        342         0.2          408         0.2
  Allowance for loan losses............      1,107         0.7        1,206         0.7
                                         ---------   ---------    ---------   ---------
    Total loans receivable, net........  $ 156,280       100.0%   $ 172,181       100.0%
                                         =========   =========    =========   =========

---------------------------------
(1)  Includes a portion of real estate construction loans.

        ONE- TO FOUR-FAMILY MORTGAGE LOANS. The Bank's primary lending activity is the origination of one- to four-family, owner-occupied, residential mortgage loans secured by property located in the Bank's market area. Loans are generated through the Bank's marketing efforts, its existing customers and referrals, real estate brokers, builders and local businesses. The Bank generally has limited its real estate loan originations to the financing of properties located within its market area. At December 31, 2004, the Bank had $41.6 million, or 33.1% of its net loan portfolio, invested in mortgage loans secured by one- to four-family residences.

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

        The Bank currently offers ARM loans for terms ranging up to 30 years. The Bank generally offers ARM loans that adjust every year from the date of origination, with interest rate adjustment limitations up to two percentage points per year and with a cap of up to six percentage points on total interest rate increases over the life of the loan. In a rising interest rate environment, such rate limitations may prevent ARM loans from repricing to market interest rates, which would have an adverse effect on net interest income. The Bank has used different interest indices for ARM loans in the past, and primarily uses the one-year Constant Maturity Treasury Index. ARM loans secured by residential one- to four-family real estate totaled $11.7 million, or 28.1% of the Bank's total one- to four-family residential real estate loans receivable at December 31, 2004. The origination of fixed-rate mortgage loans versus ARM loans is monitored on an ongoing basis and is affected significantly by the level of market interest rates, customer preference, the Bank's interest rate gap position and loan products offered by the Bank's competitors. Particularly in a relatively low interest rate environment, borrowers have shown a preference for fixed-rate loans over ARM loans. During 2004, the Bank originated $16.6 million of fixed-rate residential mortgage loans and $12.9 million of ARM and balloon loans.

        The primary purpose of offering ARM loans is to make the Bank's loan portfolio more interest rate sensitive. However, as the interest income earned on ARM loans varies with prevailing interest rates, such loans do not offer the Bank predictable cash flows in the same manner as long-term, fixed-rate loans. ARM loans carry increased credit risk associated with potentially higher monthly payments by borrowers as general market interest rates increase. It is possible, that during periods of rising interest rates, that the risk of delinquencies and defaults on ARM loans may increase due to the upward adjustment of interest costs to the borrower, resulting in increased loan losses.

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

        COMMERCIAL AND AGRICULTURAL REAL ESTATE AND MULTI-FAMILY RESIDENTIAL REAL ESTATE LOANS. The Bank originates commercial and agricultural real estate and multi-family residential real estate loans. At December 31, 2004, $24.6million, or 19.5%, of the Bank's total loan portfolio consisted of commercial and agricultural real estate loans and $2.2 million, or 1.8%, consisted of multi-family real estate loans. The Bank's commercial and agricultural real estate loans are secured primarily by improved properties such as retail facilities and office buildings, farms, churches and other non-residential buildings. At December 31, 2004, the Bank's commercial real estate loan portfolio included $1.2 million in loans secured by churches, $17.2 million in loans secured by land, and $6.2 million in loans secured by other commercial properties. The maximum LTV ratio for commercial real estate loans originated by the Bank is 80%. The largest commercial real estate loan had a principal balance of $2.0 million, all of which was secured by farmland. At December 31, 2004, the largest multi-family residential real estate loan had a principal balance of $245,000.

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

        COMMERCIAL AND AGRICULTURAL BUSINESS LOANS. The Bank originates commercial and agricultural business loans to borrowers located in its market area which are secured by collateral other than real estate or which can be unsecured. Such business loans are generally secured by equipment and inventory and generally are offered with adjustable rates and various terms of maturity. The Bank will originate unsecured business loans in those instances where the applicant's financial strength and creditworthiness has been established. Commercial and agricultural business loans generally bear higher interest rates than residential loans, but they also may involve a higher risk of default since their repayment is generally dependent on the successful operation of the borrower's business. The Bank generally obtains personal guarantees from the borrower or a third party as a condition to originating its business loans. Commercial and agricultural business loans totaled $26.2 million, or 20.8%, of the Bank's total loan portfolio at December 31, 2004. The Bank has increased its level of business loan originations in response to customer demand. During the year ended December 31, 2004, the Bank originated $11.3 million in commercial and agricultural business loans. At that date, the Bank's largest commercial business loan had a principal balance of $736,000, and was secured by inventory and equipment. This loan was performing in accordance with its terms at December 31, 2004.

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

        CONSUMER LOANS. As of December 31, 2004, consumer loans totaled $33.2 million, or 26.4%, of the Bank's total loan portfolio. The principal types of consumer loans offered by the Bank are home equity loans and automobile loans. Consumer loans generally are offered on a fixed-rate basis. The largest category of consumer loans in the Bank's portfolio consists of home equity loans. At December 31, 2004, home equity and home improvement loans totaled $24.3 million, or 19.3%, of the Bank's total loan portfolio. The Bank's home equity loans are generally secured by the borrower's principal residence. The maximum amount of a home equity line of credit is generally 95% of the appraised value of a borrower's real estate collateral less the amount of any prior mortgages or related liabilities. Home equity loans are approved with both fixed and adjustable interest rates which are determined by the Bank based upon market conditions. Such loans may be fully amortized over the life of the loan or have a balloon feature. The Bank's home equity loans generally bear rates of interest in excess of the prime rate. The maximum term for home equity loans is 10 years.

        The second largest category of consumer loans in the Bank's portfolio consists of loans secured by automobiles. At December 31, 2004, consumer loans secured by automobiles totaled $4.5 million, or 3.6%, of the Bank's total loan portfolio. Automobile loans are offered with maturities of up to 60 months for new automobiles. Loans secured by used automobiles will have maximum terms which vary depending upon the age of the automobile. The Bank generally makes automobile loans with a LTV ratio below the greater of 80% of the purchase price or 100% of NADA loan value, although in the case of a new car loan the LTV ratio may be greater or less depending on the borrower's credit history, debt to income ratio, home ownership and other banking relationships with the Bank.

        Consumer loans entail greater risks than one- to four-family residential mortgage loans, particularly consumer loans secured by rapidly depreciating assets such as automobiles or loans that are unsecured. In such cases, collateral repossessed after a default may not provide an adequate source of repayment of the outstanding loan balance because of damage, loss or depreciation. Further, consumer loan payments are dependent on the borrower's continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Such events would increase the Bank's risk of loss on unsecured loans. Finally, the application of various Federal and state laws, including Federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the event of a default. At December 31, 2004, consumer loans 90 days or more delinquent, including those for which the accrual of interest has been discontinued, totaled $477,000 million, or 1.4%, of the Bank's total consumer loans.

        The underwriting standards employed by the Bank for consumer loans include a determination of the applicant's credit history and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan. The stability of the applicant's monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income. The Bank also considers the length of employment with the borrower's present employer as well as the amount of time the borrower has lived in the local area. Creditworthiness of the applicant is of primary consideration; however, the underwriting process also includes a comparison of the value of the collateral in relation to the proposed loan amount. Of the consumer loans 90 days or more delinquent, over 50% is secured by one-to-four family real estate, upon which a material loss is not expected to be realized. The two largest loans in this category total $231,000 and are secured by first mortgages on residential real estate. No assurance can be given, however, that the Bank's delinquency rate or loss experience on consumer loans will not increase in the future.

        LOAN MATURITY SCHEDULE. The following table sets forth certain information at December 31, 2004 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdraft loans are reported as due in one year or less.

                                                               OVER 1
                                                 WITHIN        YEAR TO         BEYOND
                                                 1 YEAR        5 YEARS         5 YEARS          TOTAL
                                             --------------  -------------  --------------  ------------
                                                                    (IN THOUSANDS)
Real estate loans:
   One-to four-family real estate........... $     7,731     $    15,045    $    18,840     $    41,616
   Commercial and agricultural real estate..       1,273           2,988         20,326          24,587
   Multi-family residential.................         514           1,297            396           2,207
Commercial and agricultural business loans..      12,115          12,996          1,116          26,227
Consumer Loans:
   Home equity/Home improvement.............       7,982          14,626          1,714          24,322
   Automobile...............................         704           3,801             11           4,516
   Other....................................       2,313           1,911            156           4,380
                                             -----------     -----------    -----------     -----------
Total....................................... $    23,632     $    52,664    $    42,559     $   127,855
                                             ===========     ===========    ===========     ===========

        The following table sets forth at December 31, 2004, the dollar amount of all fixed-rate and adjustable-rate loans. At December 31, 2004, fixed-rate loans include $25.2 million in fixed-rate balloon payment loans with original maturities of five years or less. The total dollar amount of fixed-rate loans and adjustable-rate loans due after December 31, 2005, was $71.0 million and $24.2 million, respectively.

                                                           FIXED           ADJUSTABLE           TOTAL
                                                      --------------    ---------------    --------------
                                                                         (IN THOUSANDS)
 Real estate loans:
    One- to four-family real estate...............     $      35,214       $      6,402     $       41,616
    Commercial and agricultural real estate.......            10,539             14,048             24,587
    Multi-family real estate                                   1,965                242              2,207
 Commercial and agricultural business loans.......            23,263              2,964             26,227
 Consumer loans:
    Home equity/Home improvement..................            23,507                815             24,322
    Automobile....................................             4,516                 --              4,516
    Other.........................................             4,321                 59              4,380
                                                      --------------    ---------------     --------------
 Total............................................     $     103,325       $     24,530      $     127,855
                                                      ==============    ===============     ==============

        LOAN ORIGINATION, SOLICITATION AND PROCESSING. Loan originations are derived from a number of sources such as real estate broker referrals, existing customers, borrowers, builders, attorneys and walk-in customers. Upon receipt of a loan application, a credit report is obtained to verify specific information relating to the applicant's employment, income, and credit standing. In the case of a real estate loan, an appraisal of the real estate intended to secure the proposed loan is undertaken by an independent appraiser approved by the Bank. A loan application file is first reviewed by a loan officer in the Bank's loan department who checks applications for accuracy and completeness, and verifies the information provided. The financial resources of the borrower and the borrower's credit history, as well as the collateral securing the loan, are considered an integral part of each risk evaluation prior to approval. The Board has established individual lending authorities for each loan officer by loan type. Loans over an individual officer's lending limits must be approved by the officers' loan committee consisting of the chairman of the board, president, senior loan administrator and all lending officers, which meets daily and has lending authority up to $300,000 depending on the type of loan. Loans with a principal balance over this limit, up to $500,000, must be approved by the directors' loan committee, which meets weekly and consists of the chairman of the board, president, senior vice president, senior loan administrator and at least two outside directors, plus all lending officers as non-voting members. The Board of Directors approves all loans with a principal balance over $500,000. The Board of Directors ratifies all loans made by the Bank. Once the loan is approved, the applicant is informed and a closing date is scheduled. The Bank typically funds its loan commitments within 30 days.

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

                                                                                      AT DECEMBER 31,
                                                              -------------------------------------------------------------
                                                                2004          2003         2002         2001         2000
                                                              ---------    ---------    ---------    ---------     --------
                                                                                        (IN THOUSANDS)
Total loans receivable at beginning of period..........       $ 129,480    $ 145,283    $ 157,977    $ 173,827     $142,635
                                                              ---------    ---------    ---------    ---------     --------
Originations:
  Real estate loans:
      One- to four-family residential.......................     29,599      110,440       99,480       99,081       22,864
      Commercial and agricultural...........................     10,821        9,154        5,519        2,662        4,575
      Multi-family residential..............................        290          216          293          552          395
  Commercial and agricultural...............................     21,907       19,880       22,850       26,627        9,549
  Consumer:
        Home equity/Home improvement........................     15,009       12,968       16,536       20,761       22,159
       Automobile...........................................      2,808        2,516        5,790        7,826        9,289
        Other...............................................      3,805        5,009        6,309        6,483        9,466
                                                              ---------    ---------    ---------    ---------     --------
        Total originations..................................     84,239      160,183      156,777      163,992       78,297
Participation loans purchased...............................      1,700        2,120          723        1,312          633
Transfer of mortgage loans to foreclosed real estate owned..        999        1,023          806        1,191          659
Repayments..................................................     69,634       69,363       83,326       99,668       32,810
Loan sales..................................................     16,931      107,720       86,062       80,295       14,269
                                                              ---------    ---------    ---------    ---------     --------
           Total loans receivable at end of period..........  $ 127,855    $ 129,480    $ 145,283    $ 157,977     $173,827
                                                              =========    =========    =========    =========     ========

        LOAN ORIGINATION AND OTHER FEES. In addition to interest earned on loans, the Bank may charge loan origination fees. The ability of the Bank to charge loan origination fees is influenced by the demand for mortgage loans and competition from other lenders in the Bank's market area. In December 1986, the FASB issued SFAS No. 91 on the accounting for non-refundable fees and costs associated with originating or acquiring loans. To the extent that loans are originated or acquired for the Bank's portfolio, SFAS No. 91 requires that the Bank defer loan origination fees and costs and amortize such amounts as an adjustment of yield over the life of the loan by use of the level yield method. SFAS No. 91 applies to fiscal years beginning after December 15, 1987. SFAS No. 91 reduces the amount of revenue recognized by many financial institutions at the time such loans are originated or acquired. Fees deferred under SFAS No. 91 are recognized into income immediately upon the sale of the related loan. At December 31, 2004, the Bank had $60,000 of net deferred loan fees. Loan origination fees are volatile sources of income. Such fees vary with the volume and type of loans and commitments made and purchased and with competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money.

        In addition to loan origination fees, the Bank also receives other fees and service charges that consist primarily of extension fees and late charges. The Bank recognized fees and service charges of $88,000, $111,000 and $142,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

        LOAN CONCENTRATION. With certain exceptions, an Illinois-chartered savings bank may not make a loan or exceed credit for secured and unsecured loans for business, commercial, corporate or agricultural purposes to a single borrower in excess of 25% of the savings bank's total capital, as defined by regulation. At December 31, 2004, the Bank's loans-to-one borrower limit was $4.9 million. At December 31, 2004 the Bank had no loans in excess of its loans-to-one borrower limitation.

DELINQUENCIES AND CLASSIFIED ASSETS

        The Bank's collection procedures provide that when a mortgage loan is either ten days (in the case of ARM and balloon loans) or 15 days (in the case of fixed-rate loans) past due, a computer-generated late charge notice is sent to the borrower requesting payment plus a late charge. If the mortgage loan remains delinquent, a telephone call is made or a letter is sent to the borrower stressing the importance of reinstating the loan and obtaining reasons for the delinquency. When a loan continues in a delinquent status for 90 days or more, and a repayment schedule has not been made or kept by the borrower, a notice of intent to foreclose upon the underlying property is then sent to the borrower, giving 30 days to cure the delinquency. If not cured, foreclosure proceedings are initiated. Consumer loans receive a ten-day grace period before a late charge is assessed. Collection efforts begin after the grace period expires. At December 31, 2004, 2003 and 2002 the percentage of nonperforming loans to net loans receivable were 1.58%, 2.61% and 2.70%, respectively.

        RECOVERY FROM INSURANCE COMPANY. In March 2003, the Company received a $563,000 recovery, which represents the negotiated settlement with the Company's insurance carrier. The recovery related to the loss suffered by the Company from a loan defalcation discovered during 2001, as previously reported.

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

        Management monitors all past due loans and nonperforming assets. Such loans are placed under close supervision with consideration given to the need for additional allowance for loan loss, and (if appropriate) partial or full charge-off. At December 31, 2004, the Bank had $298,000 of loans 90 days or more delinquent that were still accruing interest.

        Real estate acquired through foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until such time as it is sold. When real estate owned is acquired, it is recorded at the lower of the unpaid principal balance of the related loan, or its fair market value, less estimated selling expenses. Any further write-down of real estate owned is charged against earnings. At December 31, 2004, the Bank owned $565,000 of property classified as real estate owned.

        DELINQUENT LOANS. The following table sets forth information regarding delinquent loans and other real estate owned by the Bank at the dates indicated. As of the dates indicated, the Bank had immaterial restructured loans within the meaning of SFAS No. 15, 114, and 118.

                                                                          AT DECEMBER 31,
                                                   ---------------------------------------------------------
                                                   2004         2003         2002         2001         2000
                                                   ----         ----         ----         ----         ----
                                                                    (DOLLARS IN THOUSANDS)
Non-accruing loans:
   One-to-four family residential.............      711        1,022          769          805           417
   Commercial and agricultural real estate....      181          224          186          273            --
   Commercial and agricultural business.......       57          613          301           24           237
   Home equity/Home improvement...............      652        1,101        1,860          971           745
   Automobile.................................       68          139          196          181           408
   Other consumer.............................       20           22          198          106           121
                                                -------       ------       ------       ------       -------
     Total....................................    1,689        3,121        3,510        2,360         1,928
                                                -------       ------       ------       ------       -------

Accruing loans delinquent more than 90 days:
     One-to-four family residential...........      270          168           64           --            --
     Commercial and agricultural real estate..       --           --          259        1,658            --
     Commercial and agricultural business.....       23           --           --           --            --
     Automobile...............................        4           15           --           --            --
     Other consumer...........................        1            7           28            9            23
                                                -------       ------       ------       ------       -------
     Total....................................      298          190          351        1,667            23
                                                -------       ------       ------       ------       -------

Foreclosed assets:
     One-to-four family residential.......          426          499          442          945           460
     Commercial and agricultural real estate..      139           --           --           --            --
     Automobile...............................       19           18           38           60            87
                                                -------       ------       ------       ------       -------
     Total....................................      584          517          480        1,005           547
                                                -------       ------       ------       ------       -------

Total nonperforming assets....................  $ 2,571       $3,828       $4,341       $5,032       $ 2,498
                                                =======       ======       ======       ======       =======

Total as a percentage of total assets.........     1.01%        1.46%        1.72%        2.09%         1.10%
                                                =======       ======       ======       ======       =======

-----------------------------
Loans delinquent 60 to 89 days at December 31, 2004 totaled $655,000, or 0.52% of net loans.

        Interest income that would have been recorded under the original terms of loans classified as non-accruing loans totaled approximately $79,000 for the year ended December 31, 2004. Interest income from such loans that was included in net income for the year ended December 31, 2004 totaled $35,000.

        CLASSIFIED ASSETS. Federal and state regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examination of insured institutions, Federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. For assets classified "substandard" and "doubtful," the institution is required to establish general loan loss reserves in accordance with accounting principles generally accepted in the United States of America. Assets classified "loss" must be either completely written off or supported by a 100% specific reserve. The Bank also maintains a category designated "special mention" which is established and maintained for assets not currently requiring classification but having potential weaknesses or risk characteristics that could result in future problems. An institution is required to develop an in-house program to classify its assets, including investments in subsidiaries, on a regular basis and set aside appropriate loss reserves on the basis of such classification. As part of the periodic exams of the Bank by the FDIC and the Illinois Commissioner of Banks and Real Estate ("Commissioner"), the staff of such agencies reviews the Bank's classifications and determine whether such classifications are adequate. Such agencies have, in the past, and may in the future require the Bank to classify certain assets which management has not otherwise classified or require a classification more severe than established by management. At December 31, 2004, the Bank's classified assets totaled $3.5 million, all of which were classified substandard.

        At December 31, 2004, the Bank's largest nonperforming loan had a principal balance of $181,000 and was secured by a first mortgage on commercial property. The Bank has established reserves totaling $9,000 for potential losses associated with this loan.

        The decrease in the level of nonperforming assets and watch list credits reflects the actions taken by management over the past several years. During 2003, the Company hired an experienced senior loan administrator and increased staffing in the collections and loan review departments, in order to address problems in the loan portfolio and prevent any further deterioration of asset quality. The Company, under the guidance of the senior loan administrator, continues to review and further enhance its lending policies and underwriting and collection procedures.

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

        For the years ended December 31, 2004, 2003 and 2002, the Bank provided $550,000, $2.1 million and $2.0 million, respectively, to the allowance for loan losses. The Bank's allowance for loan losses totaled $1.9 million, $2.2 million and $2.1 million at December 31, 2004, 2003 and 2002, respectively. Although the Bank maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts or that the Bank will not be required to make additions to the allowance for loan losses in the future. Future additions to the Bank's allowance for loan losses and changes in the related ratio of the allowance for loan losses to nonperforming loans are dependent upon the economy, changes in real estate values and interest rates, the view of the regulatory authorities toward adequate loan loss reserve levels, and inflation. Management will continue to review the entire loan portfolio to determine the extent, if any, to which further additional loan loss provisions may be deemed necessary.

        ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES. The following table summarizes changes in the allowance for loan losses by loan categories for each period and additions to the allowance for loan losses, which have been charged to operations.

                                                                                 YEAR ENDED DECEMBER 31,
                                                             -------------------------------------------------------------
                                                                2004         2003         2002         2001         2000
                                                             ---------    ---------    ---------    ---------     --------
                                                                                        (DOLLARS IN THOUSANDS)
Balance at beginning of period.............................  $   2,186    $   2,073    $   1,107    $   1,206     $    827

Charge-offs:
  One-to four-family residential...........................        179          365          251          109           39
  Commercial and agricultural real estate..................        244          432           55           61            6
  Commercial and agricultural business.....................        186          153           44           89           10
  Home equity/home improvement.............................        294          666          395          267          240
  Automobile...............................................        137          256          213          296          181
  Other consumer...........................................         33          182          163          322          140
                                                             ---------    ---------    ---------    ---------     --------
     Total.................................................      1,073        2,054        1,121        1,144          616

Recoveries:
   One-to four-family residential..........................         36            5           17           --           12
   Commercial and agricultural real estate.................        119           18            2           --           --
   Commercial and agricultural business....................         12           --           11           --           10
   Home equity/Home improvement............................         14            5           10            5            1
   Automobile..............................................         23           20           26           26           17
   Other Consumer..........................................         21           44           21           14           34
                                                             ---------    ---------    ---------    ---------     --------
     Total.................................................        225           92           87           45           74

Net loans charged-off......................................        848        1,962        1,034        1,099          542
Additions charged to operations............................        550        2,075        2,000        1,000          610
Additions through acquisitions.............................         --          --            --           --          311
                                                             ---------    ---------    ----------   ---------     --------
Balance at end period......................................  $   1,888    $   2,186    $   2,073    $   1,107     $  1,206
                                                             =========    =========    =========    =========     ========

Total loans outstanding....................................  $ 127,855    $ 129,480    $ 145,283    $ 157,729     $173,795
Average net loans outstanding..............................  $ 128,279    $ 138,792    $ 152,848    $ 162,230     $161,915

Allowance for loan losses as a percent
  of total loans at end of period..........................       1.48%        1.69%        1.43%        0.70%        0.70%
Net loans charged off as a percent
  of average net loans outstanding.........................       0.66%        1.41%        0.68%        0.68%        0.34%
Ratio of allowance for loan losses to nonperforming loans..      95.02%       66.02%       53.69%       27.37%       62.55%
Ratio of allowance for loan losses to total nonperforming
  assets at end of period..................................      73.43%       57.11%       47.75%       22.00%       48.28%

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

                                                                          AT DECEMBER 31,
                           --------------------------------------------------------------------------------------------------------
                                  2004                 2003                  2002                 2001                 2000
                           -------------------  -------------------  --------------------  -------------------  -------------------
                                        % OF                 % OF                  % OF                 % OF                 % OF
                                      LOANS IN             LOANS IN              LOANS IN             LOANS IN             LOANS IN
                                        EACH                 EACH                  EACH                 EACH                 EACH
                                     CATEGORY             CATEGORY              CATEGORY             CATEGORY             CATEGORY
                                       TO NET               TO NET                TO NET               TO NET               TO NET
                            AMOUNT     LOANS     AMOUNT     LOANS     AMOUNT      LOANS     AMOUNT     LOANS     AMOUNT     LOANS
                           --------  ---------  --------  ---------  --------   ---------  --------  ---------  --------  ---------
                                                                    (DOLLARS IN THOUSANDS)
One-to four-family
  residential............  $    520       33.1% $    555       31.7% $   516         30.7% $     95       29.8% $    161       28.1%
Commercial and
  agricultural real
  estate.................       198       19.5       285       16.8      180         12.9        19       11.7       158       10.8
Multi-family residential.         8        1.8         3        1.9       10          1.9         2        1.6         7        1.6
Commercial and
  agricultural business..        71       20.8       192       23.4      169         22.0       155       19.6       169       18.4
Home equity/Home
  improvement............       845       19.3       817       18.6      653         21.8       429       24.7       187       26.6
Automobile...............       140        3.6       194        5.1      329          7.3       253        8.3       227        9.0
Other consumer...........       106        3.5       140        4.4      216          5.0       154        5.2       177        6.4
Unallocated..............        --         --        --         --        --          --        --         --       120         --
                           --------  ---------  --------  ---------  --------   ---------  --------  ---------  --------  ---------
    Total ...............  $  1,888      101.6% $  2,186      101.9% $ 2,073        101.6% $  1,107  $   100.9% $  1,206      100.9%
                           ========  =========  ========  =========  ========   =========  ========  =========  ========  =========

INVESTMENT ACTIVITIES

        The Bank's investment portfolio consists primarily of U. S. government and agency securities, along with mortgage-backed securities (discussed below), interest-earning deposits in other financial institutions, Federal funds sold, Municipal Bonds and FHLB stock. The Bank's portfolio of equity investment securities totaled $48,000 at December 31, 2004 consisting of an interest in a local community development corporation and Farmer Mac stock. In addition, the Bank's investment portfolio included $2.0 million of local municipal bonds. The Bank had no Federal funds sold at December 31, 2004. The Bank's portfolio of U.S. Government and Agency Securities totaled $83.2 million at December 31, 2004. The Bank's holdings of FHLB stock totaled $1.5 million at December 31, 2004. The Bank had $4.8 million of investments in interest-earning deposits at December 31, 2004 consisting of deposits in the Federal Home Loan Bank and other correspondent accounts. Total long-term investments at December 31, 2004 were $84.5 million. The Bank's short-term and long-term investment portfolio is expected to continue to change based on liquidity needs associated with loan origination activities.

        The Bank is required under Federal regulations to maintain a minimum amount of liquid assets that may be invested in specified short-term securities and certain other investments. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of the level of yield that will be available in the future, as well as management's projections as to the short-term demand for funds to be used in the Bank's loan origination and other activities. The Bank's liquidity ratio at December 31, 2004 was 42.4%, which was adequate to meet its normal business activities.

        MORTGAGE-BACKED SECURITIES. The Bank occasionally invests in mortgage-backed securities issued or guaranteed by the United States Government or agencies thereof. These securities, which consist primarily of mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac, had an amortized cost of $15.2 million, $7.6 million and $2.7 million at December 31, 2004, 2003 and 2002, respectively. At December 31, 2004, all of the mortgage-backed securities in the investment portfolio had fixed-rates of interest. The market value of the Bank's mortgage-backed securities portfolio was $15.2 million, $7.6 million and $2.8 million at December 31, 2004, 2003 and 2002, respectively, and the weighted average rate as of December 31, 2004, 2003 and 2002 was 4.74%, 3.88% and 6.09%, respectively.

        Set forth below is a table showing the Bank's purchases, sales and repayments of mortgage-backed securities for the periods indicated.

                                                                               AT DECEMBER 31,
                                                       --------------------------------------------------------------
                                                          2004         2003         2002         2001          2000
                                                       ----------   ----------   ----------   ----------   ----------
                                                                               (IN THOUSANDS)
Mortgage-backed securities at beginning of period..    $    7,597   $    2,822   $    4,264   $    6,689   $    7,353
Purchases..........................................        12,605        8,082           --           --          797
Sales..............................................         1,470        2,305           60           --           --
Repayments.........................................         3,439          910        1,350        2,499        1,472
Premium amortization...............................          (113)         (29)          --            2           (3)
Net unrealized gain (loss).........................            (9)         (63)         (32)          72           14
                                                       ----------   ----------   ----------   ----------   ----------
Mortgage-backed securities at end of period........    $   15,171   $    7,597   $    2,822   $    4,264   $    6,689
                                                       ==========   ==========   ==========   ==========   ==========

        INVESTMENT SECURITIES AND SHORT-TERM INVESTMENT PORTFOLIO. The following table sets forth the carrying value of the Bank's investment securities portfolio and short-term investments at the dates indicated. At December 31, 2004, the market value of the Bank's short-term investment portfolio approximated its cost.

                                                                           AT DECEMBER 31,
                                                   --------------------------------------------------------------
                                                      2004         2003         2002         2001         2000
                                                   ----------   ----------   ----------   ----------   ----------
                                                                           (IN THOUSANDS)
Investment securities:
  FHLB stock....................................   $    1,466   $    1,381   $    1,279   $    1,215   $    1,135
  Equity securities and municipal bonds.........        2,015        1,955          779        2,160        1,641
  U.S. Government and agency securities.........       83,192       97,578       72,846       42,984       18,519
                                                   ----------   ----------   ----------   ----------   ----------
           Total investment securities..........   $   86,673   $  100,914   $   74,904   $   46,359   $   21,295
                                                   ==========   ==========   ==========   ==========   ==========

Short-term investments:
  Interest-bearing deposits in other depository
    institutions................................   $    4,793   $    1,842   $    3,865   $    6,506   $    2,853
  Federal funds sold............................           --          500          800        1,010        4,967
                                                   ----------   ----------   ----------   ----------   ----------
        Total short-term investments............   $    4,793   $    2,342   $    4,665   $    7,516   $    7,820
                                                   ==========   ==========   ==========   ==========   ==========

        The following table sets forth the maturities and weighted average yields of the Bank's securities portfolio, excluding FHLB stock and equity securities, at December 31, 2004.

                                                                 CARRYING VALUE AT DECEMBER 31, 2004
                                                   ---------------------------------------------------------------
                                                                                                          TOTAL
                                                   LESS THAN      1 TO 5      5 TO 10       OVER       INVESTMENT
                                                    1 YEAR        YEARS        YEARS      10 YEARS     SECURITIES
                                                   ---------    ---------    ---------    ---------  -------------
                                                                      (DOLLARS IN THOUSANDS)
Securities available-for-sale:
  U.S. Government...............................   $     494    $  42,944    $  38,513    $   1,241     $ 83,192
  Municipal bonds...............................         196          426          952          393        1,967
                                                   ---------    ---------    ---------    ---------     --------
      Total.....................................   $     690    $  43,370    $  39,465    $   1,634     $ 85,159
                                                   =========    =========    =========    =========     ========


Weighted average yield..........................        2.23%        3.02%        4.22%        4.62%        3.60%

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

DEPOSIT ACTIVITY

        The following table sets forth the deposit activities of the Bank for the periods indicated.

                                                                           AT DECEMBER 31,
                                                   --------------------------------------------------------------
                                                      2004         2003         2002         2001        2000(1)
                                                   ----------   ----------   ----------   ----------   ----------
                                                                           (IN THOUSANDS)
Deposits.........................................  $  820,349   $  895,755   $1,067,912   $  838,886   $  611,070
Withdrawals......................................     833,264      890,499    1,064,640      827,381      557,631
                                                   ----------   ----------   ----------   ----------   ----------
Net increase (decrease) before interest credited.     (12,915)       5,256        3,272       11,505       53,439
Interest credited................................       3,476        4,315        5,431        7,595        5,170
                                                   ----------   ----------   ----------   ----------   ----------
   Net increase (decrease) in deposits...........  $   (9,439)  $    9,571   $    8,703   $   19,100   $   58,609
                                                   ==========   ==========   ==========   ==========   ==========

------------------------------------
(1) Deposits during 2000 include $45,747,000 in deposits acquired from Chapin State Bank.

DEPOSIT PORTFOLIO

        Deposits in the Bank as of December 31, 2004 were represented by the various types of deposit programs described below:


   WEIGHTED                                                                                          PERCENTAGE
   AVERAGE                                                                MINIMUM                     OF TOTAL
INTEREST RATE        MINIMUM TERM             DEMAND ACCOUNTS             AMOUNT       BALANCES       DEPOSITS
-------------        ------------             ---------------             ------       --------       --------
                                                                                    (IN THOUSANDS)

    0.00%             None              Noninterest-bearing checking      $   50       $ 14,224            6.30%
    0.49              None              Interest-bearing checking             50         27,237           12.10
    1.03              None              Money market deposit accounts      2,500          9,250            4.09
    0.68              None              Savings                               50         30,093           13.33

                                           CERTIFICATES OF DEPOSIT

    2.48        Less than 1 year        Fixed term, fixed rate           $  500        $106,230           47.05
    3.01            1-2 years           Fixed term, fixed rate              500          20,764            9.19
    3.71            2-3 years           Fixed term, fixed rate              500           7,546            3.34
    3.77            3-4 years           Fixed term, fixed rate              500           5,881            2.60
    4.39          Over 4 years          Fixed term, fixed rate              500           4,509            2.00
                                                                                       --------       ---------
                                                                                       $225,734          100.00%
                                                                                       ========       =========

DEPOSIT FLOW

        The following table sets forth the change in dollar amount of savings deposits in the various types of savings accounts offered by the Bank between the dates indicated.

                                                                   AT DECEMBER 31,
                                       -----------------------------------------------------------------------
                                                      2004                                 2003
                                       ----------------------------------   ----------------------------------
                                        BALANCE      PERCENT      CHANGE     BALANCE      PERCENT      CHANGE
                                       ---------    ---------    --------   ---------    ---------    --------
                                                                (DOLLARS IN THOUSANDS)
Club accounts........................  $     126        0.06%    $    (94)  $     220        0.09%    $      6
Noninterest-bearing checking..........    14,224        6.30        1,373      12,851        5.46         (678)
Interest-bearing checking.............    27,237       12.10         (842)     28,079       11.94        4,037
Savings...............................    29,967       13.27         (492)     30,459       12.96        4,458
Money market deposit accounts.........     9,250        4.09         (444)      9,694        4.12         (958)
Certificates of deposit that mature:
  within 12 months....................   106,230       47.05       (6,349)    112,579       47.87        2,907
  within 12-36 months.................    28,310       12.53       (4,781)     33,091       14.07       (3,327)
  beyond 36 months....................    10,390        4.60        2,190       8,200        3.49        3,126
                                       ---------    ---------    --------   ---------    ---------    --------
    Total............................. $ 225,734      100.00%    $ (9,439)  $ 235,173      100.00%    $  9,571
                                       =========    =========    ========   =========    =========    ========

(CONTINUED)

                                                                    AT DECEMBER 31,
                                       -----------------------------------------------------------------------
                                                      2002                                 2001
                                       ----------------------------------   ----------------------------------
                                        BALANCE      PERCENT      CHANGE     BALANCE      PERCENT      CHANGE
                                       ---------    ---------    --------   ---------    ---------    --------
                                                                (DOLLARS IN THOUSANDS)


Club accounts........................  $     214        0.10%    $     12   $     202        0.09%    $    (12)
Noninterest-bearing checking..........    13,529        6.00        2,466      11,063        5.10        1,561
Interest-bearing checking.............    24,042       10.66          456      23,586       10.87          938
Savings...............................    26,001       11.52          826      25,175       11.61        2,741
Money market deposit accounts.........    10,652        4.72        2,999       7,653        3.53         (411)
Certificates of deposit that mature:
  within 12 months....................   109,672       48.61        4,113     105,559       48.67       12,390
  within 12-36 months.................    36,418       16.14       (1,185)     37,603       17.34        3,402
  beyond 36 months....................     5,074        2.25         (984)      6,058        2.79       (1,509)
                                       ---------    ---------    --------   ---------    ---------    --------
    Total............................. $ 225,602      100.00%    $  8,703   $ 216,899      100.00%    $ 19,100
                                       =========    =========    ========   =========    =========    ========

TIME DEPOSITS BY RATES

        The following table sets forth the certificates of deposit of the Bank classified by rates as of the dates indicated:

                                                                           AT DECEMBER 31,
                                                   --------------------------------------------------------------
                                                      2004         2003         2002         2001         2000
                                                   ----------   ----------   ----------   ----------   ----------
                                                                          (IN THOUSANDS)
RATE

1.99% or less..................................    $   39,500   $   33,579   $    3,757   $       --   $       --
2.00-3.99%.....................................        82,670       87,935       83,674       40,338           52
4.00-5.99%.....................................        17,803       22,201       41,164       63,363       57,379
6.00-7.99%.....................................         3,102        7,983       20,407       43,011       75,440
8.00 and greater...............................         1,855        2,172        2,162        2,508        2,066
                                                   ----------   ----------   ----------   ----------   ----------
                                                   $  144,930   $  153,870   $  151,164   $  149,220   $  134,937
                                                   ==========   ==========   ==========   ==========   ==========

        The following table sets forth the amount and maturities of certificates of deposit at December 31, 2004.

                                                                         AMOUNT DUE
                                        -----------------------------------------------------------------------------
RATE                                                                 OVER 2       OVER 3
                                         LESS THAN   OVER 1 YEAR   YEARS TO 3   YEARS TO 4       OVER 4
                                         ONE YEAR     TO 2 YEARS     YEARS        YEARS          YEARS        TOTAL
                                        -----------  ------------  -----------  ------------  -----------  ----------
                                                                    (DOLLARS IN THOUSANDS)
1.99% or less....................       $    37,439  $      1,644  $       317  $         --  $       100  $   39,500
2.00-3.99%.......................            59,552        14,227        3,807         3,409        1,675      82,670
4.00-5.99%.......................             5,039         4,467        3,416         2,466        2,415      17,803
6.00-7.99%.......................             2,345           426            6             6          319       3,102
8.00 and greater.................             1,855            --           --            --           --       1,855
Weighted average balance.........              2.48%         3.01%        3.71%         3.77%        4.39%       2.73%

        LARGE CERTIFICATES OF DEPOSIT. The following table indicates the balances of certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2004.

                                                                   CERTIFICATES
          MATURITY PERIOD                                           OF DEPOSIT
          ---------------                                           ----------
                                                                  (IN THOUSANDS)

       Less than 3 months......................................      $ 20,073
           3-6 months..........................................        14,436
           6-12 months.........................................        10,256
         Over 12 months........................................        10,727
                                                                     --------
              Total............................................      $ 55,492
                                                                     ========

BORROWINGS

        Deposits are the primary source of funds for the Bank's lending and investment activities. If the need arises, the Bank may rely upon advances from the FHLB to supplement its supply of available funds and to fund deposit withdrawals. Advances from the FHLB are typically secured by the Bank's one- to four-family residential mortgage loans, United States Government and agency securities and mortgage-backed securities. The FHLB functions as a central reserve bank providing credit for the Bank and other member savings associations and financial institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages, provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of a member institution's stockholders' equity or on the FHLB's assessment of the institution's creditworthiness. At December 31, 2004, the Bank had no FHLB advances outstanding.

        Our borrowings consist of securities sold under agreements to repurchase which are swept daily from commercial deposit accounts. The Company may be required to provide additional collateral based on the fair value of the underlying securities.

        The following table sets forth certain information regarding borrowings by the Bank for the dates indicated.

                                                                           AT DECEMBER 31,
                                                  --------------------------------------------------------------
                                                     2004         2003         2002         2001         2000
                                                  ----------   ----------   ----------   ----------   ----------
                                                                       (DOLLARS IN THOUSANDS)
Weighted average rate paid on:(1)
  FHLB advances..................................      1.68%        1.30%          --%        6.80%        6.52%
  Other borrowings...............................      1.40%        1.16%        1.81%        1.51%        5.30%
FHLB advances:
  Maximum balance................................  $  9,000      $ 7,500     $     --     $  5,000     $ 14,000
  Average balance................................  $  2,993      $ 1,243     $     --     $    795     $  7,877
Other:
   Maximum balance...............................  $  3,372      $ 3,845     $  4,364     $  1,560     $    896
   Average balance...............................  $  2,185      $ 2,192     $  2,097     $    849     $    106

------------------------------------
(1)   Calculated using the daily weighted average interest rates.


TRUST SERVICES

        The Bank operates a full-service trust department. As of December 31, 2004, the Bank's trust department was managing $27.3 million in trust assets. Assets managed by the trust department grew $900,000 during 2004. Trust fees collected in 2004 totaled $82,000, which represented an decrease of $177,000 from 2003. The decrease in fees is due to both asset growth and additional trust work performed during 2003, which management did not expect to continue into 2004.

SUBSIDIARY ACTIVITIES

        The Bank has one wholly owned subsidiary, Financial Resources Group, Inc. ("Financial Resources"), an Illinois corporation. Financial Resources is engaged in the business of originating commercial business loans and, to a lesser extent, commercial real estate loans, one- to four-family loans, pursuant to Veteran's Administration ("VA") and Federal Housing Administration ("FHA") guidelines, and multi-family loans. In addition, Financial Resources operates an investment center engaged in the business of buying and selling stocks, bonds, annuities and mutual funds for its customers' accounts. At December 31, 2004, the Bank had $2.0 million in equity and retained earnings in Financial Resources. For the year ended December 31, 2004, Financial Resources had net income of $217,000.

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

REGULATION AND SUPERVISION

        GENERAL. Jacksonville Bancorp, Inc. and Jacksonville Bancorp, MHC are nondiversified mutual savings and loan holding companies within the meaning of the Home Owners' Loan Act. As such, they are registered with the Office of Thrift Supervision and are subject to regulation by the Office of Thrift Supervision. The Bank is an Illinois-chartered savings bank subject to extensive regulation by the Illinois Commissioner of Banks and Real Estate (the "Commissioner") and the FDIC. Its deposit accounts are insured up to applicable limits by the FDIC. The Bank must file reports with the Commissioner and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers or acquisitions with other depository institutions. There are periodic examinations of the Bank by the Commissioner and the FDIC to review the Bank's compliance with various regulatory requirements. The Bank is also subject to certain reserve requirements established by the Board of Governors of the Federal Reserve (the "FRB"). This regulation and supervision establishes a comprehensive framework of activities in which a savings bank can engage and is intended primarily for the protection of the FDIC and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Commissioner, the FDIC, or Congress could have a material impact on the operations of the Bank. Certain of the regulatory requirements applicable to the Bank are referred to below or elsewhere herein.

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

        Set forth below is a summary of the Bank's compliance with its capital requirements as of December 31, 2004. At December 31, 2004, the Bank exceeded its applicable capital requirements.

                                                                        AT DECEMBER 31, 2004
                                                                      -----------------------
                                                                                      PERCENT
                                                                                        OF
                                                                        AMOUNT         ASSETS
                                                                      ----------      -------
                                                                        (DOLLARS IN THOUSANDS)
Tier 1(Core) Capital to Total Adjusted Assets (Leverage Ratio)
   Actual level...................................................    $   17,780         7.06%
   Required level.................................................        10,071         4.00
                                                                      ----------      -------
   Excess.........................................................    $    7,709         3.06%
                                                                      ==========      =======
Tier 1 Capital to Risk-Weighted Assets:
   Actual level...................................................    $   17,780        12.77%
   Required level.................................................         5,569         4.00
                                                                      ----------      -------
   Excess.........................................................    $   12,211         8.77%
                                                                      ==========      =======
Total Capital to Risk-Weighted Assets:
   Actual level...................................................    $   19,522        14.02%
   Required level.................................................        11,139         8.00
                                                                      ----------      -------
   Excess.........................................................    $    8,383         6.02%
                                                                      ==========      =======

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

        Under Illinois law, a savings bank may make both secured and unsecured loans. However, loans for business, corporate, commercial or agricultural purposes, whether secured or unsecured, may not in the aggregate exceed 15% of a savings bank's total assets unless authorized by the Commissioner. With the prior written consent of the Commissioner, savings banks may also engage in real estate development activities, provided that the total investment in any one project may not exceed 15% of total capital, and the total investment in all projects may not exceed 50% of total capital. The total loans and extensions of credit outstanding at one time, both direct and indirect, by a savings bank to any borrower may not exceed 25% of the savings bank's total capital. At December 31, 2004, the Bank did not have any loans-to-one borrower which exceeded this limitation.

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

THE USA PATRIOT ACT

        The USA PATRIOT Act gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. Title III of the USA PATRIOT Act amended the Bank Secrecy Act to encourage information sharing among bank regulatory agencies and law enforcement bodies. Moreover, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, savings associations, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

        Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

        o Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at a minimum: (i) internal policies, procedures, and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.

        o Section 326 authorizes the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations that provide for minimum standards with respect to customer identification at the time new accounts are opened. On July 23, 2002, the Office of Thrift Supervision and the other federal bank regulators jointly issued proposed rules to implement Section 326. The proposed rules require financial institutions to establish a program specifying procedures for obtaining identifying information from customers seeking to open new accounts. This identifying information would be essentially the same information currently obtained by most financial institutions for individual customers.

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

        o Effective December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.

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

FEDERAL AND STATE TAXATION

        FEDERAL TAXATION. For federal income tax purposes, the Company files a federal income tax return based upon a tax year ended December 31. Because the Mutual Holding Company owns less than 80% of the outstanding Common Stock of the Company it is not permitted to file a consolidated federal income tax return with the Company. Since the Mutual Holding Company has no assets other than the stock of the Company and $1.0 million in cash, and a $186,000 investment in the local Bankers' Bancorp, Inc., it will have no material federal income tax liability.

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

PERSONNEL

        As of December 31, 2004, the Bank and its subsidiary had a total of 98 full-time and 23 part-time employees. None of the Bank's employees is represented by a collective bargaining group. Management believes that its relationship with the Bank's employees is good.

AVAILABILITY OF ANNUAL REPORT ON FORM 10-K

        The Company's Annual Report on Form 10-K is available on its website at WWW.JACKSONVILLESAVINGS.COM.

ITEM 2. PROPERTIES

        The Bank conducts its business through its main office and two branch offices located in Jacksonville, and branch offices located in Virden, Litchfield, Chapin, and Concord, Illinois. The following table sets forth certain information concerning the main office and each branch office of the Bank at December 31, 2004. At December 31, 2004, the Bank's premises and equipment had an aggregate net book value of approximately $7.1 million. The Bank completed an expansion of its main office during the fourth quarter of 2003, at a cost of $2.5 million. The Bank believes that its branch facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Holding Company. All facilities are owned.

                                                                NET
                                                             BOOK VALUE
                                           YEAR            AT DECEMBER 31,
     LOCATION                            OCCUPIED               2004
------------------------             ---------------    --------------------
                                                            (IN THOUSANDS)
Main Office
1211 West Morton Avenue
Jacksonville, Illinois                     1994             $    4,758

Branch Office
211 West State Street
Jacksonville, Illinois                     1961                    663

Branch Office
903 South Main
Jacksonville, Illinois                     1989                    223

Branch Office
501 North State Street
Litchfield, Illinois                       1997                    607

Branch Office
100 North Dye
Virden, Illinois                           1986                    275

Branch Office
510 Superior
Chapin, Illinois                           2000                    585

Branch Office
202 State
Concord, Illinois                          2000                     35


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The "Stockholder Information" section of the Company's annual report to stockholders for the fiscal year ended December 31, 2004 (the "2004 Annual Report to Stockholders") is filed as an exhibit to this Form 10-K and is incorporated herein by reference. No shares of common stock were purchased by the Company during the fourth quarter of 2004.

ITEM 6. SELECTED FINANCIAL DATA

        The "Selected Consolidated Financial Information" section of the 2004 Annual Report to Stockholders is filed as an exhibit to this Form 10-K and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the 2004 Annual Report to Stockholders is filed as an exhibit to this Form 10-K and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET

        The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the 2004 Annual Report to Stockholders is filed as an exhibit to this Form 10-K and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The material identified in Item 15(a)(1) hereof is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        (a) On October 19, 2004, the Registrant elected to dismiss its outside accounting firm, McGladrey & Pullen, LLP ("McGladrey & Pullen"), effective following the completion of its 2004 year end audit. The Company intends to engage BKD, LLP ("BKD") as its new outside accounting firm. The decision to change accounting firms was made by the audit committee of the Board of Directors and ratified by the Board of Directors.

        McGladrey & Pullen's report on the consolidated financial statements of the Registrant for each of the three years in the period ended December 31, 2004 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the three years ended December 31, 2004 and the interim period through the date of this report, the Registrant had no disagreements with McGladrey & Pullen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreements, if not resolved to the satisfaction of McGladrey & Pullen, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

        None of the reportable events described by Item 304(a)(1)(v) of Regulation S-K has occurred.

        The Registrant has provided McGladrey & Pullen a copy of the disclosure contained in this Report, which was received by McGladrey & Pullen on the date of this Report. The Registrant has requested McGladrey & Pullen to furnish the Registrant with a letter in response to Item 304(a) of Regulation S-K. Such letter is included in this Report as Exhibit 16.1.

        (b) BKD was engaged by the Registrant on October 19, 2004 to audit the consolidated financial statements of the registrant as of and for the year ended December 31, 2005. During the two years ended December 31, 2003 and the subsequent interim period through the date of this Report, the Registrant did not consult with BKD regarding any of the matters set forth in Item 304(a)(2)(ii) of Regulation S-K.

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

ITEM 9B. OTHER INFORMATION

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

        (a) Information concerning the directors and certain officers of the Company is incorporated by reference hereunder in the Proxy Statement for the 2005 Annual Meeting.

        (b) Set forth below is information concerning the Principal Officers of the Company who are not described in the Proxy Statement.

NAME               AGE   POSITION HELD WITH THE COMPANY      YEARS POSITION HELD
----               ---   ------------------------------      -------------------

Thomas A. Luber    53    Vice President - Mortgage Banking             12

Steven L. Waltrip  53    Vice President - Mortgage/Consumer Lending    21

Susan L. Harpole   43    Vice President - Mortgage/Consumer Lending     6

Paul W. Miller     50    Vice President - Lending                       4

Laura A. Marks     46    Vice President - Retail Banking                3

ITEM 11. EXECUTIVE COMPENSATION

        Information with respect to management compensation required under this item is incorporated by reference hereunder in the Proxy Statement for the 2005 Annual Meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information required under this item is incorporated by reference to the Proxy Statement for the 2005 Annual Meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information required under this item is incorporated by reference to the Proxy Statement for the 2005 Annual Meeting.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information required under this item is incorporated by reference to the Proxy Statement for the 2005 Annual Meeting.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        (a)(1)  FINANCIAL STATEMENTS

The documents filed as a part of this Form 10-K are:

                (A)     Report of Independent Registered Public Accounting Firm;

                (B)     Consolidated Balance Sheets - December 31, 2004 and
                        2003.

                (C) Consolidated Statements of Income - years ended December 31, 2004, 2003 and 2002;

                (D) Consolidated Statements of Stockholders' Equity - years ended December 31, 2004, 2003 and 2002

                (E) Consolidated Statements of Cash Flows - years ended December 31, 2004, 2003 and 2002; and

                (F)     Notes to Consolidated Financial Statements.

        (a)(2)  FINANCIAL STATEMENT SCHEDULES

        All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(b)     EXHIBITS

                (1)     Federal Charter and Bylaws(1)

                (2) Instruments defining the rights of security holders, including debentures (Not Applicable).

        (7)     Letter re: change in accounting principles (Not Applicable)

        (10)    Material contracts(1)

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


        (13)    2004 Annual Report to Stockholders

        (14)    Code of Ethics(3)

        (16)    Letter of McGladrey & Pullen, LLP

        (21)    Subsidiaries

        (23) Consent of McGladrey & Pullen, LLP to incorporate financial statements into Form S-8.

        (31.1) Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        (31.2) Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        (32.1) Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-------------------
* Previously filed.
(1) Incorporated by reference to the Company's Current Report 8-A12G filed with the Securities and Exchange Commission on May 2, 2002.
(2) Incorporated by reference to the Company's registration statement on Form S-8 filed with the Securities and Exchange Commission on February 2, 2004.
(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            JACKSONVILLE BANCORP, INC.


Date: March 25, 2005                        By: /s/ Richard A. Foss
                                                --------------------------------
                                                Richard A. Foss, President
                                                and Chief Executive Officer

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

Date: March 25, 2005                        Date: March 25, 2005



By:  /s/ Diana S. Tone                      By: /s/ Dean H. Hess
    ---------------------------------------     --------------------------------
     Diana S. Tone                              Dean H. Hess, Director
     Chief Financial Officer

Date: March 25, 2005                        Date: March 25, 2005



By:  /s/ Roger D. Cannell                   By: /s/ Emily J. Osburn
    ---------------------------------------     --------------------------------
     Roger D. Cannell, Director                 Emily J. Osburn, Director

Date: March 25, 2005                        Date: March 25, 2005



By:  /s/ Harmon B. Deal, III                By: /s/ Harvey D. Scott, III
    ---------------------------------------     --------------------------------
     Harmon B. Deal, III, Director              Harvey D. Scott III, Director

Date: March 25, 2005                        Date: March 25, 2005



By:  /s/ Michael R. Goldasich               By: /s/ John C. Williams
    ---------------------------------------     --------------------------------
     Michael R. Goldasich, Director             John C. Williams, Director,
                                                Senior Vice President and
                                                Trust Officer

Date: March 25, 2005                        Date: March 25, 2005

                                  EXHIBIT INDEX

        (1)     Federal Charter and Bylaws (1)

        (10)    Material contracts(1)

                (A)(1) Employment Agreement between Jacksonville Savings Bank and Andrew F. Applebee
                (A)(2) Employment Agreement between Jacksonville Savings Bank and Richard A. Foss
                (A)(3) Employment Agreement between Jacksonville Savings Bank and John C. Williams
                        (2) (B) Jacksonville Savings Bank 1996 Stock Option Plan(2)
                (C)     Jacksonville Savings Bank 2001 Stock Option Plan(2)

        (13)    2004 Annual Report to Stockholders

        (14)    Code of Ethics(3)

        (16)    Letter of McGladrey & Pullen, LLP

        (21)    Subsidiaries

        (23) Consent of McGladrey & Pullen, LLP to incorporate financial statement into Form S-8.

        (31.1) Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        (31.2) Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        (32.1) Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------------------
Previously Filed
(1) Incorporated by reference to the Company's Current Report 8-A12G filed with the Securities and Exchange Commission on May 2, 2002.
(2) Incorporated by reference to the Company's registration statement on Form S-8 filed with the Securities and Exchange Commission on February 2, 2004.
(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.