Form 10-Q
period 2005-03-31
JACKSONVILLE BANCORP INC
filed 2005-05-10
CIK 1172097

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended MARCH 31, 2005

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

As of April 30, 2005, there were 1,967,027 shares (*) of the Registrant's common stock issued and outstanding.

(*) As of April 30, 2005, 1,038,738 shares were owned by Jacksonville Bancorp, M.H.C., the Company's mutual holding company parent.

JACKSONVILLE BANCORP, INC.

FORM 10-Q

MARCH 31, 2005
TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                            PAGE

PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets                            1

           Condensed Consolidated Statements of Income                      2

           Condensed Consolidated Statement of Stockholders' Equity         3

           Condensed Consolidated Statements of Cash Flows                  4-5

           Notes to the Condensed Consolidated Financial Statements         6-9

Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                     10-17

Item 3.    Quantitative and Qualitative Disclosures about Market Risk       18

Item 4.    Controls and Procedures                                          19

PART II    OTHER INFORMATION                                                20

Item 1.    Legal Proceedings
Item 2.    Changes in Securities, Use of Proceeds, and Issuer Purchases
Item 3.    Defaults Upon Senior Securities
Item 4.    Submission of Matters to a Vote of Security Holders
Item 5.    Other Information
Item 6.    Exhibits and Reports on Form 8-K

           Signatures                                                       21

EXHIBITS

           Section 302 Certifications
           Section 906 Certification

                         PART I - FINANCIAL INFORMATION


JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------------------------------------

                                                                                          MARCH 31,       DECEMBER 31,
ASSETS                                                                                       2005             2004
                                                                                             ----             ----
                                                                                         (Unaudited)
Cash and cash equivalents                                                              $    6,551,282    $  10,792,905
Investment securities - available-for-sale                                                 84,130,018       84,625,323
Mortgage-backed securities - available-for-sale                                            10,804,383       15,171,342
Federal Home Loan Bank stock                                                                1,486,400        1,466,300
Other investments                                                                             400,164          582,224
Loans receivable - net of allowance for loan loss of $1,844,990 and $1,888,073 as of
  March 31, 2005 and December 31, 2004                                                    133,556,019      125,793,087
Loans held for sale                                                                           688,394          264,600
Premises and equipment - net                                                                7,064,624        7,146,087
Accrued interest receivable                                                                 1,522,631        1,300,741
Goodwill                                                                                    2,726,567        2,726,567
Core deposit intangible                                                                       259,102          279,033
Capitalized mortgage servicing rights                                                       1,073,534        1,094,261
Real estate owned                                                                             697,688          564,947
Income taxes receivable                                                                             -           25,468
Other assets                                                                                2,299,562        1,496,628
                                                                                       --------------    -------------

          TOTAL ASSETS                                                                 $  253,260,368    $ 253,329,513
                                                                                       ==============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Deposits                                                                               $  223,899,928    $ 225,734,508
Other borrowings                                                                            5,355,922        3,446,706
Advance payments by borrowers for taxes and insurance                                         528,761          328,444
Accrued interest payable                                                                      645,536          640,060
Deferred compensation plan                                                                  2,122,231        2,120,620
Income taxes payable                                                                          144,613                -
Other liabilities                                                                             946,993          376,191
                                                                                       --------------    -------------
            Total liabilities                                                             233,643,984      232,646,529
                                                                                       --------------    -------------

Commitments and Contingencies

Stockholders' equity

Preferred stock, $0.01 par value - authorized 10,000,000 shares;
  none issued and outstanding                                                                       -                -

Common stock, $0.01 par value - authorized 20,000,000 shares; issued and outstanding, 1,967,027 shares and 1,966,343 shares as of
  March 31, 2005 and December 31, 2004, respectively                                           19,670           19,663

Additional paid-in capital                                                                  6,459,139        6,459,138

Retained earnings - substantially restricted                                               14,584,601       14,467,568

Accumulated other comprehensive loss                                                       (1,447,026)        (263,385)
                                                                                       --------------    -------------
           Total stockholders' equity                                                      19,616,384       20,682,984
                                                                                       --------------    -------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $  253,260,368    $ 253,329,513
                                                                                       ==============    =============


                       See accompanying notes to the condensed consolidated financial statements.


JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
----------------------------------------------------------------------------------------------------------------------
                                                                                            THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                       -------------------------------
                                                                                             2005             2004
                                                                                                  (Unaudited)
INTEREST INCOME:
  Loans                                                                                     2,049,957        2,127,600
  Investment securities                                                                       759,141          857,176
  Mortgage-backed securities                                                                  114,667           90,531
  Other                                                                                        16,546            6,982
                                                                                       --------------    -------------
            Total interest income                                                           2,940,311        3,082,289
                                                                                       --------------    -------------

INTEREST EXPENSE:
  Deposits                                                                                  1,078,246        1,144,037
  Other borrowings                                                                             12,348            8,403
                                                                                       --------------    -------------
            Total interest expense                                                          1,090,594        1,152,440
                                                                                       --------------    -------------

NET INTEREST INCOME                                                                         1,849,717        1,929,849

PROVISION FOR LOAN LOSSES                                                                     105,000          150,000
                                                                                       --------------    -------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                         1,744,717        1,779,849
                                                                                       --------------    -------------

OTHER INCOME:
  Service charges on deposit accounts                                                         183,852          171,992
  Commission income                                                                           172,451          203,236
  Loan servicing fees                                                                          92,786           99,457
  Gains on sales of loans                                                                       2,490            6,968
  Gains on sales of securities                                                                 15,451           23,699
  Trust income                                                                                 24,332           16,530
  Other                                                                                        23,003            1,514
                                                                                       --------------    -------------
            Total other income                                                                514,365          523,396
                                                                                       --------------    -------------

OTHER EXPENSES:
  Salaries and employee benefits                                                            1,162,437        1,189,866
  Occupancy and equipment expense                                                             330,216          330,924
  Data processing expense                                                                      72,676           66,397
  Stationary and supplies                                                                      34,990           29,869
  Legal and accounting expense                                                                 52,543           46,326
  Postage expense                                                                              42,356           39,634
  Other                                                                                       269,229          306,080
                                                                                       --------------    -------------
           Total other expenses                                                             1,964,447        2,009,096
                                                                                       --------------    -------------

INCOME BEFORE INCOME TAXES                                                                    294,635          294,149
INCOME TAXES                                                                                  107,980          108,837
                                                                                       --------------    -------------

NET INCOME                                                                             $      186,655    $     185,312
                                                                                       ==============    =============

NET INCOME PER COMMON SHARE - BASIC                                                    $         0.09    $        0.10
                                                                                       ==============    =============
NET INCOME PER COMMON SHARE - DILUTED                                                  $         0.09    $        0.09
                                                                                       ==============    =============


                       See accompanying notes to the condensed consolidated financial statements.


JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------

                                                                                     ACCUMULATED
                                                       ADDITIONAL                       OTHER             TOTAL
                                           COMMON       PAID-IN        RETAINED     COMPREHENSIVE     STOCKHOLDERS'    COMPREHENSIVE
                                            STOCK       CAPITAL        EARNINGS          LOSS            EQUITY            LOSS
                                                                             (Unaudited)

BALANCE, DECEMBER 31, 2004               $  19,663    $ 6,459,138    $ 14,467,568    $  (263,385)    $ 20,682,984

  Net income                                     -              -         186,655              -          186,655      $    186,655
  Other comprehensive loss - change
    in net unrealized gains and
    losses on securities
    available-for-sale, net of
    income taxes of $(745,047)                   -              -               -     (1,174,188)      (1,174,188)       (1,174,188)
  Less: Reclassification adjustment
    for gains included in net income,
    net of tax of $5,998                         -              -               -          9,453            9,453             9,453
                                                                                                                       ------------
  Comprehensive Loss                             -              -               -              -                -      $   (996,986)
                                                                                                                       ============

  Exercise of stock options                     17         16,961               -              -           16,978
  Purchase and retirement of treasury
    stock                                      (10)       (16,960)              -              -          (16,970)

  Dividends ($.075 per share)                    -              -          (69,622)            -          (69,622)
                                         ---------    -----------    ------------    -----------     ------------

BALANCE, MARCH 31, 2005                  $  19,670    $ 6,459,139    $ 14,584,601    $(1,447,026)    $ 19,616,384
                                         =========    ===========    ============    ===========     ============


                             See accompanying notes to the condensed consolidated financial statements.


JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------------------------------------

                                                                                               THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                       -------------------------------
                                                                                             2005             2004
                                                                                                  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                           $      186,655    $     185,312
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation, amortization and accretion:
        Premises and equipment                                                                149,440          157,545
        Accretion of loan fees and discounts, net                                             (14,835)         (14,835)
        Amortization of investment premiums and discounts, net                                 61,693          138,742
        Amortization of intangible assets                                                      19,931           19,931
      Provision for loan losses                                                               105,000          150,000
      Gains on sales of loans                                                                  (2,490)          (6,968)
      Gains on sales of securities                                                            (15,451)         (23,699)
      Stock dividends on FHLB stock                                                           (20,100)         (22,400)
      Changes in income taxes receivable                                                      170,081          108,838
      Changes in other assets and liabilities                                                 304,761           87,545
                                                                                       --------------    -------------
          Net cash provided by operations before loan sales                                   944,685          780,011
      Origination of loans for sale to Freddie Mac                                         (4,348,261)      (3,773,736)
      Proceeds from sales of loans to Freddie Mac                                           3,947,684        3,259,521
                                                                                       --------------    -------------
          Net cash provided by operating activities                                           544,108          265,796
                                                                                       --------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Changes in federal funds sold, net                                                                -          500,000
  Purchases of investment and mortgage-backed securities available for sale (AFS)          (5,673,591)     (28,724,401)
  Maturity or call of investment securities AFS                                             3,249,747       18,044,086
  Proceeds from sale of investment and mortgage-backed securities AFS                       4,727,812        8,728,674
  Principal payments on mortgage-backed and investment securities AFS                         761,958          461,883
  Proceeds from sale of other real estate owned                                                75,078           63,040
  (Increase) decrease in loans, net                                                        (8,064,097)         (20,760)
  Purchases of premises and equipment                                                         (67,977)         (60,887)
                                                                                       --------------    -------------

          Net cash used in investing activities                                            (4,991,070)      (1,008,365)
                                                                                       --------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                                                      (1,834,580)       2,833,634
  Net increase (decrease) in other borrowings                                               1,909,216         (957,398)
  Increase in advance payments by borrowers for taxes and insurance                           200,317          168,707
  Exercise of stock options                                                                    16,978          139,905
  Purchase and retirement of treasury stock                                                   (16,970)         (81,885)
  Dividends paid - common stock                                                               (69,622)         (68,479)
                                                                                       --------------    -------------

          Net cash provided by financing activities                                           205,339        2,034,484
                                                                                       --------------    -------------
                                                                                                           (Continued)


JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------------------------------------

                                                                                               THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                       -------------------------------
                                                                                             2005             2004
                                                                                                  (Unaudited)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   $   (4,241,623)   $   1,291,915

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             10,792,905        9,575,977
                                                                                       --------------    -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $    6,551,282    $  10,867,892
                                                                                       ==============    =============

ADDITIONAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest on deposits                                                               $    1,073,769    $   1,195,220
    Interest on other borrowings                                                               11,349            8,503
    Income taxes paid, net of refunds                                                         (62,100)               -

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Real estate acquired in settlement of loans                                                 326,000          222,295
  Loans to facilitate sales of real estate owned                                              115,000           95,500


See accompanying notes to the condensed consolidated financial statements.                                 (Concluded)

JACKSONVILLE BANCORP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.      FINANCIAL STATEMENTS

        The accompanying interim condensed consolidated financial statements include the accounts of Jacksonville Bancorp, Inc. and its wholly-owned subsidiary, Jacksonville Savings Bank (the "Bank") and its wholly-owned subsidiary, Financial Resources Group, Inc. collectively (the "Company"). All significant intercompany accounts and transactions have been eliminated.

        In the opinion of management, the preceding unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of March 31, 2005 and December 31, 2004 and the results of its operations for the three month periods ended March 31, 2005 and 2004. The results of operations for the three month period ended March 31, 2005 are not necessarily indicative of the results which may be expected for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2004 filed as an exhibit to the Company's Form 10-K filed in March, 2005. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP) and to prevailing practices within the industry.

        Certain amounts included in the 2004 consolidated statements have been reclassified to conform to the 2005 presentation.

2.      EARNINGS PER SHARE

        EARNINGS PER SHARE - Basic earnings per share is determined by dividing net income for the period by the weighted average number of common shares. Diluted earnings per share considers the potential effects of the exercise of the outstanding stock options under the Company's Stock Option Plans.

        The following reflects earnings per share calculations for basic and diluted methods:

                                                               MARCH 31,
                                                               ---------
                                                         2005            2004
                                                         ----            ----

        Net income available to common stockholders   $  186,655      $  185,312

        Basic average shares outstanding               1,966,962       1,947,941

        Dilutive potential common shares:
          Stock option equivalents                        22,323          46,568
                                                      ----------      ----------
             Diluted average shares outstanding        1,989,285       1,994,509
                                                      ----------      ----------

        Basic earnings per share                      $     0.09      $     0.10
                                                      ==========      ==========

        Diluted earnings per share                    $     0.09      $     0.09
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

        Options were granted during the second quarter of 2004 and all previous grants were fully vested prior to 2004; consequently, there was no pro-forma compensation expense for the three months ended March 31, 2004. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, on stock-based employee compensation for stock options granted in 2004.

                                                            3 Months Ended
                                                            March 31, 2005
                                                            --------------

        Net income, as reported                             $      186,655
        Less value of options vested, net of tax effects              (866)
                                                            --------------
             Pro-forma net income                           $      185,789

        Earnings per share:
             Basic:   As reported                           $         0.09
                      Pro-forma                             $         0.09

             Diluted: As reported                           $         0.09
                      Pro-forma                             $         0.09

        In December 2004, the Financial Accounting Standards Board ("FASB") published FASB Statement No. 123 (revised 2004), Share-Based Payment ("FAS 123(R)" or the "Statement"). FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based upon fair value of the equity or liability instruments issued. FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement. (Modifications of share-based payments will be treated as replacement awards with the cost of the incremental value recorded in the financial statements.

        The Statement is effective at the beginning of the first quarter of 2006. As of the effective date, the Company will apply the Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized for (1) all awards granted after the required effective date and to awards modified, cancelled, or repurchased after that date and 2) the portion of prior awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated for pro-forma disclosures under SFAS 123.

        The impact of this Statement on the Company in 2005 and beyond will depend upon various factors, including compensation strategies. The pro-forma compensation costs presented and in prior filings for the Company have been calculated using a Black-Scholes option pricing model and may not indicative of amounts which should be expected in future periods.

4.      LOAN PORTFOLIO COMPOSITION

        At March 31, 2005 and December 31, 2004, the composition of the Company's loan portfolio was as follows:

                                                                   March 31, 2005              December 31, 2004
                                                                   --------------              -----------------
                                                                Amount       Percent         Amount         Percent
                                                                ------       -------         ------         -------
                                                                           (Dollars in Thousands)
        Real estate loans:
          One-to-four family residential                      $   42,069        31.5%       $   41,616        33.1%
          Commercial and agricultural                             25,788        19.3%           24,588        19.5%
          Multi-family residential                                 3,550         2.7%            2,207         1.8%
                                                              ----------      ------        ----------      ------
             Total real estate loans                              71,407        53.5%           68,411        54.4%
        Commercial agricultural business loans                    29,578        22.1%           26,227        20.8%
                                                              ----------      ------        ----------      ------
        Consumer loans:
          Home equity/home improvement                            25,872        19.4%           24,322        19.3%
          Automobile                                               4,557         3.4%            4,515         3.6%
          Other                                                    4,184         3.1%            4,380         3.5%
                                                              ----------      ------        ----------      ------
             Total consumer loans                                 34,613        25.9%           33,217        26.4%
                                                              ----------      ------        ----------      ------
                Total loans receivable                           135,598       101.5%          127,855       101.6%

        Less:
          Unearned discount and deferred loan fees, net              197         0.1%              174         0.1%
          Allowance for loan losses                                1,845         1.4%            1,888         1.5%
                                                              ----------      ------        ----------      ------
                Total loans receivable, net                   $  133,556       100.0%       $  125,793       100.0%
                                                              ==========      ======        ==========      ======

5.      INVESTMENT LOSSES

        Declines in the fair value of available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The following table shows the gross unrealized losses over and under twelve months at March 31, 2005.

                                    Less Than Twelve Months          Over Twelve Months                    Total
                                 ----------------------------   ----------------------------   ----------------------------
                                    Gross                          Gross                           Gross
                                  Unrealized       Fair          Unrealized       Fair           Unrealized       Fair
                                    Losses         Value           Losses         Value            Losses         Value
                                 ----------------------------   ----------------------------   ----------------------------
        State and political
           organizations          $   15,557    $    719,312     $        -   $           -     $     15,557   $    719,312
        U.S. government
           and agencies            1,967,696      77,874,842        142,987       3,360,049        2,110,683     81,234,891
                                 ----------------------------   ----------------------------   ----------------------------

               SUBTOTAL            1,983,253      78,594,154        142,987       3,360,049        2,126,240     81,954,203

        Mortgage-backed
           securities                237,394       9,925,193              -               -          237,394      9,925,193
                                 ----------------------------   ----------------------------   ----------------------------

                 TOTAL            $2,220,647    $ 88,519,347     $  142,987   $   3,360,049     $  2,363,634   $ 91,879,396
                                 ----------------------------   ----------------------------   ----------------------------

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


FINANCIAL CONDITION

MARCH 31, 2005 COMPARED TO DECEMBER 31, 2004

Total assets remained stable at $253.3 million at March 31, 2005 and December 31, 2004. Net loans grew $7.8 million to $133.6 million during this same time frame. The loan growth was funded by a $4.2 million decrease in cash and cash equivalents and a $5.0 million decrease in the investment and mortgage-backed securities portfolios. Total deposits decreased $1.8 million during the first quarter of 2005 to $223.9 million, which was offset by an increase of $1.9 million in other borrowings. The increase in other borrowings is the result of $3.5 million in FHLB advances partially offset by a decrease of $1.6 million in overnight repurchase agreements.

Stockholders' equity decreased $1.1 million to $19.6 million at March 31, 2005. The decrease resulted from net income of $187,000, offset by the payment of $70,000 in dividends and a $1.2 million increase in unrealized losses, net of tax, on available-for-sale securities. The change in unrealized gains (losses) on securities is driven by market conditions and, therefore, can fluctuate daily.


RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND
2004

GENERAL: Net income for the three months ended March 31, 2005 was $187,000, or $0.09 per common share, basic and diluted. Net income totalled $185,000, or $0.10 per common share, basic, and $0.09 per common share, diluted, for the three months ended March 31, 2004. The increase of $2,000 in net income is primarily due to decreases in the provision for loan losses of $45,000, other expenses of $45,000, and income taxes of $1,000, partially offset by decreases in net interest income of $80,000 and other income of $9,000. The decrease in earnings per share reflects option exercises.

INTEREST INCOME: Total interest income for the three months ended March 31, 2005 decreased $142,000 from the same period of 2004. The decrease in interest income is the net result of decreases in interest income on loans of $78,000 and investment securities of $98,000, partially offset by increases of $24,000 in mortgage-backed securities and $10,000 in other investments. The decrease in interest income on loans is primarily due to a decrease in the average yield of the loan portfolio to 6.26% at March 31, 2005 from 6.62% at March 31, 2004. The decrease in the average yield was partially offset by an increase in the average balance of $2.4 million during the first quarter of 2005 compared to the same period of 2004.

Interest income on investment securities decreased $98,000 for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The decrease in interest income on investment securities reflects the decreased average balance of the investment portfolio to $86.0 million during the first quarter of 2005 compared to the average of $101.3 million during the first quarter of 2004. The decrease in the average balance is due to funds received from investment calls being reinvested into the loan portfolio. The weighted average yield increased during this same time frame to 3.53% from 3.38% for the three months ended March 31, 2005 and 2004, respectively.

Interest income on mortgage-backed securities increased $24,000 during the first quarter of 2005 compared to the same quarter in 2004. The increase reflects a growth in the average balance of mortgage-backed securities to $12.2 million from $9.6 million for the first three months of 2005 and 2004, respectively, partially offset by a slight decrease in the weighted average yield to 3.75% at March 31, 2005 from 3.77% at March 31, 2004.

Interest income on other investments, which include federal funds sold and interest earning deposit accounts, increased $10,000 during the three months ended March 31, 2005 as compared to the same period in 2004. The average balance of these investments equalled $2.6 million and $3.4 million for the three months ended March 31, 2005 and 2004, respectively. The increase in interest income on other investments is primarily due to an increase in the weighted average yield on these investments to 2.53% for the first quarter of 2005 from 0.81% for the first quarter of 2004, reflecting the rising interest rate environment of 2004 and 2005.

INTEREST EXPENSE: Total interest expense for the three months ended March 31, 2005 decreased $62,000 compared to the three months ended March 31, 2004. The lower interest expense was due to a decrease of $66,000 in the cost of deposits, offset by a $4,000 increase in interest expense on borrowed funds. The average balance of deposits decreased to $210.9 million for the first quarter of 2005 from $224.0 million during the first quarter of 2004. The decrease of $13.1 million in the average balance of deposits reflects deposits withdrawn as management has undertaken efforts to control interest costs. The weighted average cost of deposits increased slightly to 2.05% from 2.04% during the first three months of 2005 and 2004, respectively.

Interest paid on borrowed funds increased $4,000 primarily due to an increase in the average cost to 2.42% from 1.09% during the first three months of 2005 compared to the same period in 2004. The average balance of borrowed funds decreased $1.0 million during the comparative periods.

PROVISION FOR LOAN LOSSES: The provision for loan losses is determined by management as the amount needed to replenish the allowance for loan losses, after net charge-offs have been deducted, to a level considered adequate to absorb inherent losses in the loan portfolio, in accordance with accounting principles generally accepted in the United States of America. The following table shows the activity in the allowance for loan losses for the three months ended March 31, 2005 and 2004.

                                              March 31, 2005     March 31, 2004
                                              --------------     --------------
                                                      (In thousands)
Balance at beginning of period                $        1,888     $        2,186
Charge-offs:
  One-to-four family residential                          77                 46
  Commercial and agricultural real estate                  -                116
  Commercial and agricultural business                     3                  -
  Home equity/home improvement                            48                 72
  Automobile                                              21                 49
  Other Consumer                                          19                  5
                                              --------------     --------------
     Total                                               168                288
Recoveries:
  One-to-four family residential                           -                  1
  Commercial and agricultural real estate                  -                118
  Commercial and agricultural business                     -                 12
  Home equity/home improvement                             1                  1
  Automobile                                               9                 10
  Other Consumer                                          10                  6
                                              --------------     --------------
     Total                                                20                148
                                              --------------     --------------
Net loans charged off                                    148                140
Additions charged to operations                          105                150
                                              --------------     --------------
Balance at end of period                      $        1,845     $        2,196
                                              ==============     ==============

The allowance for loan losses decreased to $1,845,000 at March 31, 2005 from $1,888,000 at December 31, 2004. The decrease is the result of net charge-offs exceeding the provision for loan losses. Net charge-offs increased to $148,000 during the first quarter of 2005 compared to net charge-offs of $140,000 during the first quarter of 2004. The provision for loan losses decreased to $105,000 for the first quarter of 2005 compared to $150,000 for the first quarter of 2004. Provisions for loan losses have been made to bring the allowance for loan losses to a level deemed adequate following management's evaluation of the repayment capacity and collateral protection afforded by each problem credit identified by management. The decrease in the provision during 2005 reflects the decrease in nonperforming loans and watch list credits. This review also considered the local economy and the level of bankruptcies and foreclosures in the Company's market area. Refer to the following table regarding nonperforming assets.

                                             March 31, 2005   December 31, 2004
                                             --------------   -----------------
                                                      (In thousands)
Non-accruing loans:
  One-to-four family residential             $          555   $             711
  Commerical and agricultural real estate               186                 181
  Commercial and agricultural business                   98                  57
  Home equity/Home improvement                          505                 652
  Automobile                                             44                  68
  Other consumer                                          -                  20
                                             --------------   -----------------
     Total                                   $        1,388   $           1,689
                                             ==============   =================

Accruing loans delinquent more than 90 days:
  One-to-four family residential             $            -   $             270
  Commercial and agricultural business                    -                  23
  Automobile                                              -                   4
  Other consumer                                          1                   1
                                             --------------   -----------------
     Total                                   $            1   $             298
                                             ==============   =================

Foreclosed assets:
  One-to-four family residential             $          559   $             426
  Commercial and agricultural real estate               139                 139
  Automobile                                             18                  19
                                             --------------   -----------------
     Total                                   $          716   $             584
                                             ==============   =================

Total nonperforming assets                   $        2,105   $           2,571
                                             ==============   =================

Total as a percentage of total assets                  0.83%               1.01%
                                             ==============   =================

The following table shows the aggregate principal amount of potential problem credits on the Company's watch list at March 31, 2005 and December 31, 2004. All nonaccrual loans are automatically placed on the watch list.

                                             March 31, 2005   December 31, 2004
                                             --------------   -----------------
                                                      (In thousands)
Special Mention credits                      $        3,668   $           5,308
Substandard credits                                   2,678               3,484
                                             --------------   -----------------
Total watch list credits                     $        6,346   $           8,792
                                             ==============   =================

The decrease in the level of nonperforming assets and watch list credits reflects the actions taken by management over the past several years. During 2003, the Company hired an experienced senior loan administrator and increased staffing in the collections and loan review departments, in order to address problems in the loan portfolio and prevent any further deterioration of asset quality. The Company, under the guidance of the senior loan administrator, continues to review and refine lending policies and underwriting and collection procedures.

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

OTHER INCOME: Total other income for the three months ended March 31, 2005 decreased $9,000 from the comparable period in 2004. The decrease in other income is attributable to a decrease of $31,000 in brokerage commissions, partially offset by increases of $12,000 in service charges on deposits and $8,000 in trust fees. Brokerage commissions are largely dependent upon pension account rollovers and the volume of new funds invested which can fluctuate based upon market conditions and customer preferences. The increase in service charges on deposits relates to the implementation of a new fee schedule during the second quarter of 2004.

OTHER EXPENSE: Total other expense for the three months ended March 31, 2005 decreased $45,000 from the same period of 2004. The decrease in other expense is mainly comprised of decreases of $27,000 in salaries and benefits and $10,000 in real estate owned expense. The decrease in salaries and benefits is primarily due to reduced vacation accruals during 2005.

INCOME TAXES: The provision for income taxes decreased $1,000 to $108,000 for the three months ended March 31, 2005 and 2004. The marginal tax rate was 37% for both periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company's most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company's operating, financing, and investing activities. At March 31, 2005 and December 31, 2004, cash and cash equivalents totaled $6.6 million and $10.8 million, respectively. The Company's primary sources of funds include principal and interest repayments on loans (both scheduled and prepayments), maturities of investment securities and principal repayments from mortgage-backed securities (both scheduled and prepayments). During the past three months, the most significant sources of funds have been loan sales to the secondary market and the call of investment securities. These funds have been used primarily for new loan originations.

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

Liquidity management is both a short- and long-term responsibility of management. The Company adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected purchases of investment and mortgage-backed securities, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) liquidity of its asset/liability management program. Excess liquidity is generally invested in interest-earning overnight deposits and other short-term U.S. agency obligations. If the Company requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB. The Company may borrow from the FHLB under a blanket agreement which assigns all investments in FHLB stock as well as qualifying first mortgage loans equal to 150% of the outstanding balance as collateral to secure the amounts borrowed. This borrowing arrangement is limited to a maximum of 30% of the Company's total assets or twenty times the balance of FHLB stock held by the Company. At March 31, 2005, the Company had $3.5 million in outstanding advances and approximately $21.2 million remaining available to it under the above-mentioned borrowing arrangement.

The Company maintains minimum levels of liquid assets as established by the Board of Directors. The Company's liquidity ratios at March 31, 2005 and December 31, 2004 were 38.2% and 42.4%, respectively. This ratio represents the volume of short-term liquid assets as a percentage of net deposits and borrowings due within one year.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above. The following table summarizes these commitments at March 31, 2005 and December 31, 2004.

                                             March 31, 2005   December 31, 2004
                                             --------------   -----------------
                                                      (In thousands)

Commitments to fund loans - own portfolio    $       22,284   $          22,742
Commitments for loan sales -secondary market          1,132                 576
Standby letters of credit                               473                 473

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined). Management believes, at March 31, 2005, that the Company meets all its capital adequacy requirements.

Under Illinois law, Illinois-chartered savings banks are required to maintain a minimum core capital to total assets ratio of 3%. The Illinois Commissioner of Savings and Residential Finance (the "Commissioner") is authorized to require a savings bank to maintain a higher minimum capital level if the Commissioner determines that the savings bank's financial condition or history, management or earnings prospects are not adequate. If a savings bank's core capital ratio falls below the required level, the Commissioner may direct the savings bank to adhere to a specific written plan established by the Commissioner to correct the savings bank's capital deficiency, as well as a number of other restrictions on the savings bank's operations, including a prohibition on the declaration of dividends by the savings bank's board of directors. At March 31, 2005, the Bank's core capital ratio was 7.27% of total average assets, which substantially exceeded the required amount.

The Bank is also required to maintain regulatory capital requirements imposed by the Federal Deposit Insurance Corporation. The Bank must have: (i) Tier 1 Capital to Average Assets of 4.0%, (ii) Tier 1 Capital to Risk-Weighted Assets of 4.0%, and (iii) Total Capital to Risk-Weighted Assets of 8.0%. At March 31, 2005, minimum requirements and the Bank's actual ratios are as follows:

                                                   MARCH 31, 2005      DECEMBER 31, 2004       MINIMUM
                                                       ACTUAL                ACTUAL            REQUIRED
        Tier 1 Capital to Average Assets               7.27 %                 7.06 %            4.00 %
        Tier 1 Capital to Risk-Weighted Assets        12.06 %                12.77 %            4.00 %
        Total Capital to Risk-Weighted Assets         13.30 %                14.02 %            8.00 %

Future capital levels should benefit from the decision of the Company's parent company, Jacksonville Bancorp, MHC, to waive its right to receive dividends. The mutual holding company has received approval from its primary regulator, the Office of Thrift Supervision, for such waivers through the quarter ended September 30, 2005.

EFFECT OF INFLATION AND CHANGING PRICES

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


                                   CONSOLIDATED AVERAGE BALANCE SHEET AND INTEREST RATES
                                                  (Dollars in thousands)
-------------------------------------------------------------------------------------------------------------------------
                                                                        THREE MONTHS ENDED MARCH 31
                                              ---------------------------------------------------------------------------
                                                             2005                                    2004
                                              -----------------------------------     -----------------------------------
                                               AVERAGE                                 AVERAGE
                                               BALANCE     INTEREST   YIELD/COST       BALANCE     INTEREST    YIELD/COST
                                              -----------------------------------     -----------------------------------
Interest-earnings assets:
  Loans                                       $ 130,998    $  2,050      6.26%        $ 128,570    $  2,128       6.62%
  Investment securities                          86,001         759      3.53%          101,330         857       3.38%
  Mortgage-backed securities                     12,236         115      3.75%            9,597          91       3.77%
  Other                                           2,611          16      2.53%            3,434           7       0.81%
                                              ---------    --------                   ---------    --------
      Total interest-earning assets              231,846      2,940      5.07%          242,931       3,083       5.08%

Non-interest earnings assets                     17,816                                  19,726
                                              ---------                               ---------
      Total assets                            $ 249,662                               $ 262,657
                                              =========                               =========

Interest-bearing liabilities:
  Deposits                                    $ 210,890    $  1,078      2.05%        $ 223,993    $  1,144       2.04%
  Short-term borrowings                           2,045          12      2.42%            3,086           8       1.09%
                                              ---------    --------                   ---------    --------
      Total interest-bearing liabilities        212,935       1,090      2.05%          227,079       1,152       2.03%

Non-interest bearing liabilities                 16,329                                  15,440
Stockholders' equity                             20,398                                  20,138
                                              ---------                               ---------

      Total liabilities/stockholders' equity  $ 249,662                               $ 262,657
                                              =========                               =========

Net interest income                                        $  1,850                                $  1,930
                                                           ========                                ========

Interest rate spread (average yield earned
  minus average rate paid)                                               3.02%                                    3.05%
                                                                         =====                                    =====

Net interest margin (net interest income
  divided by average interest-earning assets)                            3.19%                                    3.18%
                                                                         =====                                    =====


                                            ANALYSIS OF VOLUME AND RATE CHANGES
                                                      (In thousands)
                    ---------------------------------------------------------------------------------
                                                THREE MONTHS ENDED MARCH 31
                    ---------------------------------------------------------------------------------
                                                                          2005 Compared to 2004
                                                                        Increase(Decrease) Due to
                                                                   ----------------------------------
                                                                      Rate       Volume        Net
                                                                   ----------------------------------
                    Interest-earnings assets:
                      Loans                                        $     (117) $       39  $      (78)
                      Investment securities                                36        (134) $      (98)
                      Mortgage-backed securities                           (1)         25  $       24
                      Other                                                12          (2) $       10
                                                                   ----------  ----------  ----------
                          Total net change in income on
                            interest-earning assets                       (70)        (72)       (142)
                                                                   ----------  ----------  ----------

                    Interest-bearing liabilities:
                      Deposits                                              1         (67) $      (66)
                      Other borrowings                                      8          (4) $        4
                                                                   ----------  ----------  ----------
                          Total net change in expense on
                            interest-bearing liabilities                    9         (71)        (62)
                                                                   ----------  ----------  ----------

                    Net change in net interest income              $      (79) $       (1) $      (80)
                                                                   ==========  ==========  ==========

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

The following table shows projected results at March 31, 2005 and December 31, 2004 of the impact on net interest income from an immediate change in interest rates, as well as the benchmarks established by the ALCO. The results are shown as a dollar and percentage change in net interest income over the next twelve months.

                                             CHANGE IN NET INTEREST INCOME
                                                (Dollars in thousands)
                         ------------------------------------------------------------------
                             MARCH 31, 2005           DECEMBER 31, 2004
                         ---------------------------------------------------     ALCO
     Rate Shock:          $ Change   % Change       $ Change       % Change    Benchmark
                         ------------------------------------------------------------------
     + 200 basis points     (152)      -2.09%          (20)          -0.27%    > (20.00)%
     + 100 basis points       13        0.18%          110            1.46%    > (12.50)%
     - 100 basis points      289        3.97%          304            4.02%    > (12.50)%
     - 200 basis points      350        4.81%          317            0.00%    > (20.00)%

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


                                        JACKSONVILLE BANCORP, INC.
                                        Registrant

Date:   May 10, 2005                    /s/ Richard A. Foss
      ----------------                  ----------------------------------------
                                        Richard A. Foss
                                        President and Chief Executive Officer


                                        /s/ Diana S. Tone
                                        ----------------------------------------
                                        Diana S. Tone
                                        Chief Financial Officer

                                    EXHIBITS