Form 10-Q
period 2005-06-30
JACKSONVILLE BANCORP INC
filed 2005-08-01
CIK 1172097

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended JUNE 30, 2005
                                                 -------------

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

           [ ] Yes           [X] No

As of July 31, 2005, there were 1,967,027 shares (*) of the Registrant's common stock issued and outstanding.

(*) As of July 31, 2005, 1,038,738 shares were owned by Jacksonville Bancorp, M.H.C., the Company's mutual holding company parent.

JACKSONVILLE BANCORP, INC.

FORM 10-Q

JUNE 30, 2005
TABLE OF CONTENTS
-------------------------------------------------------------------------------------------

                                                                                       PAGE
PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets                                        1

            Condensed Consolidated Statements of Income                                  2

            Condensed Consolidated Statement of Stockholders' Equity                     3

            Condensed Consolidated Statements of Cash Flows                             4-5

            Notes to the Condensed Consolidated Financial Statements                    6-9

Item 2.     Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                   10-20

Item 3.     Quantitative and Qualitative Disclosures about Market Risk                21-22

Item 4.     Controls and Procedures                                                     23


PART II     OTHER INFORMATION                                                           24

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

EXHIBITS

            Section 302 Certifications
            Section 906 Certification

                         PART I - FINANCIAL INFORMATION

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------------------------------

                                                                                   JUNE 30        DECEMBER 31,
ASSETS                                                                               2005             2004
                                                                                     ----             ----
                                                                                  (Unaudited)
Cash and cash equivalents                                                        $   6,126,948   $  10,792,905
Investment securities - available-for-sale                                          82,103,233      84,625,323
Mortgage-backed securities - available-for-sale                                     10,323,670      15,171,342
Federal Home Loan Bank stock                                                         1,506,400       1,466,300
Other investments                                                                      498,651         582,224
Loans receivable - net of allowance for loan loss of $1,791,862 and
  $1,888,073 as of June 30, 2005 and December 31, 2004                             136,597,472     125,793,087
Loans held for sale                                                                    918,500         264,600
Premises and equipment - net                                                         6,988,291       7,146,087
Accrued interest receivable                                                          1,619,427       1,300,741
Goodwill                                                                             2,726,567       2,726,567
Core deposit intangible                                                                239,171         279,033
Capitalized mortgage servicing rights                                                1,063,744       1,094,261
Real estate owned                                                                      675,693         564,947
Income taxes receivable                                                                      -          25,468
Other assets                                                                         1,659,358       1,496,628
                                                                                 -------------   -------------

      TOTAL ASSETS                                                               $ 253,047,125   $ 253,329,513
                                                                                 =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Deposits                                                                         $ 215,425,242   $ 225,734,508
Other borrowings                                                                    11,984,929       3,446,706
Advance payments by borrowers for taxes and insurance                                  701,259         328,444
Accrued interest payable                                                               631,032         640,060
Deferred compensation plan                                                           2,155,220       2,120,620
Income taxes payable                                                                   271,885               -
Other liabilities                                                                    1,190,288         376,191
                                                                                 -------------   -------------
      Total liabilities                                                            232,359,855     232,646,529
                                                                                 -------------   -------------

Commitments and Contingencies

Stockholders' equity

Preferred stock, $0.01 par value - authorized 10,000,000 shares;
  none issued and outstanding                                                                -               -

Common stock, $0.01 par value - authorized 20,000,000 shares;
  issued and outstanding, 1,967,027 shares and 1,966,343 shares as of
  June 30, 2005 and December 31, 2004, respectively                                     19,670          19,663

Additional paid-in capital                                                           6,459,139       6,459,138

Retained earnings - substantially restricted                                        14,736,000      14,467,568

Accumulated other comprehensive loss                                                  (527,539)       (263,385)
                                                                                 -------------   -------------
      Total stockholders' equity                                                    20,687,270      20,682,984
                                                                                 -------------   -------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 253,047,125   $ 253,329,513
                                                                                 =============   =============

See accompanying notes to the condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
---------------------------------------------------------------------------------------------------
                                              THREE MONTHS ENDED             SIX MONTHS ENDED
                                                    JUNE 30,                      JUNE 30,
                                          ---------------------------   ---------------------------
                                              2005            2004          2005            2004
                                                  (Unaudited)                   (Unaudited)
INTEREST INCOME:
  Loans                                   $ 2,212,607     $ 2,092,085   $ 4,262,563     $ 4,219,685
  Investment securities                       760,874         834,031     1,520,015       1,691,207
  Mortgage-backed securities                  110,203         153,593       224,870         244,124
  Other                                         9,671           6,014        26,217          12,996
                                          -----------     -----------   -----------     -----------
     Total interest income                  3,093,355       3,085,723     6,033,665       6,168,012
                                          -----------     -----------   -----------     -----------

INTEREST EXPENSE
  Deposits                                  1,112,603       1,155,318     2,190,849       2,299,355
  Other borrowings                             79,344          13,739        91,692          22,142
                                          -----------     -----------   -----------     -----------
     Total interest expense                 1,191,947       1,169,057     2,282,541       2,321,497
                                          -----------     -----------   -----------     -----------

NET INTEREST INCOME                         1,901,408       1,916,666     3,751,124       3,846,515

PROVISION FOR LOAN LOSSES                     105,000         150,000       210,000         300,000
                                          -----------     -----------   -----------     -----------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                 1,796,408       1,766,666     3,541,124       3,546,515
                                          -----------     -----------   -----------     -----------

OTHER INCOME:
  Service charges on deposit accounts         211,350         231,211       395,202         403,203
  Commission income                           191,207         193,612       363,658         396,848
  Loan servicing fees                          90,998          97,277       183,784         196,734
  Gains (losses) on sales of loans             27,650          (1,064)       30,140           5,904
  Gains on sales of securities                    309             625        15,760          24,324
  Other                                        23,228          35,779        70,564          53,823
                                          -----------     -----------   -----------     -----------
     Total other income                       544,742         557,440     1,059,108       1,080,836
                                          -----------     -----------   -----------     -----------

OTHER EXPENSES:
  Salaries and employee benefits            1,138,282       1,171,958     2,300,719       2,361,824
  Occupancy and equipment expense             319,575         358,484       649,791         689,408
  Data processing expense                      85,394          71,255       158,070         137,652
  Legal and accounting expense                 56,937          54,520       109,480         100,637
  Postage expense                              35,259          31,262        77,615          70,896
  Real estate owned expense                    74,764          (9,777)       93,009          18,152
  Stationary and supplies                      26,218          31,360        61,208          61,229
  Other                                       236,427         233,907       487,411         512,267
                                          -----------     -----------   -----------     -----------
     Total other expenses                   1,972,856       1,942,969     3,937,303       3,952,065
                                          -----------     -----------   -----------     -----------

INCOME BEFORE INCOME TAX                      368,294         381,137       662,929         675,286

INCOME TAX                                    147,273         143,171       255,253         252,008
                                          -----------     -----------   -----------     -----------
NET INCOME                                $   221,021     $   237,966   $   407,676     $   423,278
                                          ===========     ===========   ===========     ===========

NET INCOME PER COMMON SHARE, BASIC        $      0.11     $      0.12   $      0.21     $      0.22
                                          ===========     ===========   ===========     ===========

NET INCOME PER COMMON SHARE, DILUTED      $      0.11     $      0.12   $      0.21     $      0.21
                                          ===========     ===========   ===========     ===========

See accompanying notes to condensed consolidated financial statements


JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                      Accumulated
                                                         Additional                      Other             Total
                                            Common        Paid-in       Retained     Comprehensive     Stockholders'  Comprehensive
                                             Stock        Capital       Earnings         Loss             Equity          Income

BALANCE, DECEMBER 31, 2004                 $   19,663   $ 6,459,138   $ 14,467,568   $   (263,385)   $ 20,682,984

Net Income                                          -             -        407,676              -         407,676     $    407,676

Other comprehensive loss -change in
  net unrealized losses on
  securities available for sale, net of
  taxes of $(161,493)                               -             -              -       (254,512)       (254,512)        (254,512)
Less: Reclassification adjustment for
  gains included in net income, net of
  tax $(6,118)                                      -             -              -         (9,642)         (9,642)          (9,642)
                                                                                                                      ------------
Comprehensive Income                                                                                                  $    143,522
                                                                                                                      ============

Exercise of stock options                          17        16,961              -              -          16,978

Purchase and retirement of treasury stock         (10)      (16,960)             -              -         (16,970)

Dividends ($0.15 per share)                         -             -       (139,244)             -        (139,244)
                                           ----------   -----------   ------------   ------------    ------------

BALANCE, JUNE 30, 2005                     $   19,670   $ 6,459,139   $ 14,736,000   $   (527,539)   $ 20,687,270
                                           =========    ===========   ============   ============    ============


See accompanying notes to condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------

                                                                                  SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                         -----------------------------------
                                                                               2005                2004
                                                                                    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                             $        407,676   $        423,278
                                                                         ----------------   ----------------
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation, amortization and accretion:
        Premises and equipment                                                    298,036            303,697
        Accretion of loan fees and discounts, net                                 (29,670)           (29,670)
        Amortization of investment premiums and discounts, net                    104,010            278,322
        Amortization of intangible assets                                          39,862             39,862
      Provision for loan losses                                                   210,000            300,000
      Gains on sales of loans                                                     (30,140)            (5,904)
      (Gains) losses on sale of real estate owned                                  46,250            (26,105)
      Gains on sales of securities                                                (15,760)           (24,324)
      Stock dividends on FHLB stock                                               (40,100)           (43,100)
      Changes in income taxes payable                                             297,353            252,003
      Changes in other assets and liabilities                                     525,299            235,729
                                                                         ----------------   ----------------
          Net cash provided by operations before loan sales                     1,812,816          1,703,788
      Origination of loans for sale to Freddie Mac                             (9,860,106)        (7,787,152)
      Proceeds from sales of loans to Freddie Mac                               9,266,863          7,608,569
                                                                         ----------------   ----------------
          Net cash provided by operating activities                             1,219,573          1,525,205
                                                                         ----------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Changes in federal funds sold, net                                                    -            500,000
  Maturity or call of investment securities available-for-sale                  5,799,747         23,069,085
  Proceeds from sale of investment and mortgage-backed securities               5,610,675          8,729,298
  Principal payments on mortgage-backed and investment securities               1,367,054          1,653,461
  Proceeds from sale of other real estate owned                                   286,898            190,035
  Increase in loans, net                                                      (11,428,609)          (994,155)
  Purchases of investment and mortgage-backed securities                       (5,843,591)       (42,090,318)
  Additions to premises and equipment                                            (140,240)           (91,736)
                                                                         ----------------   ----------------

          Net cash used in investing activities                                (4,348,066)        (9,034,330)
                                                                         ----------------   ----------------


                                                                                                 (Continued)

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------

                                                                                   SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                         -----------------------------------
                                                                               2005                2004
                                                                                     (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                                    $    (10,309,266)  $        570,629
  Net increase in other borrowings                                              8,538,223          3,376,849
  Increase in advance payments by borrowers for taxes and insurance               372,815            309,671
  Exercise of stock options                                                        16,978            139,905
  Purchase and retirement of treasury stock                                       (16,970)           (81,885)
  Dividends paid - common stock                                                  (139,244)          (136,952)
                                                                         ----------------   ----------------

          Net cash provided by (used in) financing activities                  (1,537,464)         4,178,217
                                                                         ----------------   ----------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (4,665,957)        (3,330,908)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                   10,792,905          9,575,977
                                                                         ----------------   ----------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                   $      6,126,948   $      6,245,069
                                                                         ================   ================

ADDITIONAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest on deposits                                                 $      2,227,877   $      2,436,489
    Interest on other borrowings                                                   63,692             18,242
    Income taxes received                                                         (42,100)                 -

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Real estate acquired in settlement of loans                            $        686,693   $        256,835
  Loans to facilitate sales of real estate owned                                  242,800            185,500


See accompanying notes to condensed consolidated financial statements


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

        In the opinion of management, the preceding unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of June 30, 2005 and December 31, 2004 and the results of operations for the three and six month periods ended June 30, 2005 and 2004. The results of operations for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results which may be expected for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2004 filed as an exhibit to the Company's 10-K filed in March 2005. The accounting and reporting policies of the Company and its subsidiary conform to accounting principles generally accepted in the United States of America and to the prevailing practices within the banking industry.

        Certain amounts included in the 2004 consolidated statements have been reclassified to conform to the 2005 presentation, with no effect on net income or stockholders' equity.

2.      EARNINGS PER SHARE

        EARNINGS PER SHARE - Basic earnings per share is determined by dividing net income for the period by the weighted average number of common shares outstanding. Diluted earnings per share considers the potential effects of the exercise of the outstanding stock options under the Company's Stock Option Plans.

        The following reflects earnings per share calculations for the basic and diluted methods:

                                                              3 Months Ended               6 Months Ended
                                                                 June 30,                     June 30,
                                                           2005           2004          2005           2004
                                                        -------------------------    -------------------------
        Net income available to common shareholders     $  221,021     $  237,966    $  407,676     $  423,278

        Basic potential common shares:
          Weighted average shares outstanding            1,967,027      1,951,743     1,966,995      1,949,842
                                                        ----------     ----------    ----------     ----------

        Diluted potential common shares:
          Stock option equivalents                          15,186         34,661        18,298         39,276
                                                        ----------     ----------    ----------     ----------
            Diluted average shares outstanding           1,982,213      1,986,404     1,985,293      1,989,118

        Basic earnings per share                        $     0.11     $     0.12    $     0.21     $     0.22
                                                        ==========     ==========    ==========     ==========

        Diluted earnings per share                      $     0.11     $     0.12    $     0.21     $     0.21
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

                                                 3 Months Ended                 6 Months Ended
                                            06/30/05        06/30/04      06/30/05         06/30/04
                                            --------        --------      --------         --------
         Net income, as reported           $ 221,021       $ 237,966     $ 407,676         $ 423,278
         Less value of options vested,
            net of tax effects                  (876)         (2,560)       (1,742)           (2,560)
                                           ---------       ---------     ---------         ---------
            Pro-forma net income           $ 220,145       $ 235,406     $ 405,934         $ 420,718

         Earnings per share:
            Basic:   As reported           $    0.11       $    0.12     $    0.21         $    0.22
                     Pro-forma             $    0.11       $    0.12     $    0.21         $    0.22

            Diluted: As reported           $    0.11       $    0.12     $    0.21         $    0.21
                     Pro-forma             $    0.11       $    0.12     $    0.20         $    0.21

        In December 2004, the Financial Accounting Standards Board ("FASB") published FASB Statement No. 123 (revised 2004), Share-Based Payment ("FAS 123(R)" or the "Statement"). FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based upon fair value of the equity or liability instruments issued. FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement. Modifications of share-based payments will be treated as replacement awards with the cost of the incremental value recorded in the financial statements.

        The Statement is effective at the beginning of the first quarter of 2006. As of the effective date, the Company will apply the Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized for (1) all awards granted after the required effective date and to awards modified, cancelled, or repurchased after that date and (2) the portion of prior awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated for pro-forma disclosures under SFAS 123.

        The impact of this Statement on the Company in 2006 and beyond will depend upon various factors, including compensation strategies. The pro-forma compensation costs presented and in prior filings for the Company have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future periods.

4.      LOAN PORTFOLIO COMPOSITION

        At June 30, 2005 and December 31, 2004, the composition of the Company's loan portfolio was as follows:


                                                                 June 30, 2005           December 31, 2004
                                                             Amount       Percent      Amount       Percent
                                                             ------       -------      ------       -------
                                                                          (Dollars in Thousands)
        Real estate loans:
          One-to-four family residential                    $  41,888       30.7%     $  41,616       33.1%
          Commercial and agricultural                          25,684       18.8%        24,588       19.5%
          Multi-family residential                              3,645        2.7%         2,207        1.8%
                                                            ---------     ------      ---------     ------
             Total real estate loans                           71,217       52.1%        68,411       54.4%
        Commercial agricultural business loans                 32,248       23.6%        26,227       20.8%
        Consumer loans:
          Home equity/home improvement                         25,864       18.9%        24,322       19.3%
          Automobile                                            4,731        3.5%         4,515        3.6%
          Other                                                 4,429        3.2%         4,380        3.5%
                                                            ---------     ------      ---------     ------
             Total consumer loans                              35,024       25.6%        33,217       26.4%
                                                            ---------     ------      ---------     ------
                Total loans receivable                        138,489      101.4%       127,855      101.6%

        Less:
          Unearned discount and deferred loan fees, net           100        0.1%           174        0.1%
          Allowance for loan losses                             1,792        1.3%         1,888        1.4%
                                                            ---------     ------      ---------     ------
                Total loans receivable, net                 $ 136,597      100.0%     $ 125,793       100.0%
                                                            =========     ======      =========     ======

5.      INVESTMENT LOSSES

        Declines in the fair value of available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The following table shows the gross unrealized losses over and under twelve months at June 30, 2005.

                          Less Than Twelve Months        Over Twelve Months                     Total
                        --------------------------    --------------------------    ---------------------------
                           Gross                         Gross                         Gross
                         Unrealized        Fair        Unrealized        Fair        Unrealized        Fair
                           Losses         Value          Losses         Value          Losses         Value
                        --------------------------    --------------------------    ---------------------------
                                                              (In thousands)

State and political
   organizations         $        7     $      673     $        -     $        -     $        7     $       673
U.S. government
   and agencies                 177         33,148            625         39,317            802          72,465
                        --------------------------    --------------------------    ---------------------------

       SUBTOTAL                 184         33,821            625         39,317            809          73,138

Mortgage-backed
   securities                    39          4,565             38          3,115             77           7,680
                        --------------------------    --------------------------    ---------------------------

         TOTAL           $      223     $   38,386     $      663     $   42,432     $      886     $    80,818
                        ==========================    ==========================    ===========================

        On June 29, 2005, the Financial Accounting Standards Board ("FASB") rescinded portions of the proposed FASB Staff Position (FSP) EITF Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The portions of the proposal which were nullified related to the guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in paragraphs 10-18 of Issue 03-1. The Company continues to follow the provisions of FASB Statement No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, in regard to such determination of impairment.

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

FINANCIAL CONDITION

JUNE 30, 2005 COMPARED TO DECEMBER 31, 2004

Total assets decreased $282,000 to $253.0 million at June 30, 2005 from $253.3 million. Net loans increased $10.8 million to $136.6 million at June 30, 2005. The loan growth was funded by a $4.7 million decrease in cash and cash equivalents and a $7.4 million decrease in the investment and mortgage-backed securities portfolios, due to calls and principal payments. Total deposits decreased $10.3 million during the first six months of 2005, which was offset by an increase of $8.5 million in other borrowings. The increase in borrowed funds consisted of short-term advances from the FHLB, which equaled $10.0 million at June 30, 2005. The Company has determined that in the current low interest rate environment, the cost of borrowings is a lower-cost funding source than deposits. This has resulted in the change in the composition of our liabilities to emphasize borrowings as a source of funds. Other liabilities increased $814,000 due to higher balances on overnight settlement arrangements with vendors and the accrual of payroll and miscellaneous expenses to be paid before year-end.

Stockholders' equity increased $4,000 to $20.7 million at June 30, 2005. The increase resulted from net income of $408,000, partially offset by the payment of $139,000 in dividends and a $264,000 increase in unrealized losses, net of tax, on available-for-sale securities. The change in unrealized gains or losses on securities classified as available-for-sale is affected by market conditions and, therefore, can fluctuate daily.

RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND
2004

GENERAL: The Company reported net income for the three months ended June 30, 2005, of $221,000, or $0.11 per share of common stock, basic and diluted, compared to net income of $238,000, or $0.12 per share of common stock, basic and diluted, for the three months ended June 30, 2004. The decrease of $17,000 in net income is primarily due to declines of $15,000 in net interest income and $13,000 in other income, and increases of $30,000 in other expenses and $4,000 in income taxes. These changes were partially offset by a decrease of $45,000 in the provision for loan losses.

INTEREST INCOME: Total interest income for the three months ended June 30, 2005 increased $8,000 from the same period of 2004. The increase in interest income is the net result of increases in interest income on loans of $120,000 and other investments of $4,000, partially offset by decreases of $73,000 in investment securities and $43,000 in mortgage-backed securities. The increase in interest income on loans is primarily due to an increase in the average balance of the loan portfolio to $137.9 million at June 30, 2005 from $129.0 million at June 30, 2004. The increase in the average balance was partially offset by a decrease in the average yield to 6.42% from 6.49% for the second quarter of 2005 and 2004, respectively.

The $73,000 decrease in interest income on investment securities reflects the decreased average balance of the investment portfolio to $85.5 million during the second quarter of 2005 compared to the average of $98.0 million during the second quarter of 2004. The decrease in the average balance is due to funds received from investment calls and principal payments being reinvested into the loan portfolio. The average yield increased during this same time frame to 3.56% from 3.40% for the three months ended June 30, 2005 and 2004, respectively.

Interest income on mortgage-backed securities decreased $43,000 during the second quarter of 2005 compared to the same quarter in 2004. The decrease reflects a decline in the average balance of mortgage-backed securities, due to principal payments, to $10.8 million from $16.1 million for the three months ended June 30, 2005 and 2004, respectively. The decrease in the average balance was partially offset by an increase in the average yield to 4.08% at June 30, 2005 from 3.83% at June 30, 2004.

Interest income on other investments, which includes interest earning deposit accounts, increased $4,000 during the three months ended June 30, 2005 as compared to the same period in 2004. The average balance of these investments equalled $1.6 million and $2.7 million for the three months ended June 30, 2005 and 2004, respectively. The increase in interest income on other investments is primarily due to an increase in the average yield on these investments to2.42% for the second quarter of 2005 from 0.89% for the second quarter of 2004, reflecting rate increases on the Company's deposit account with the Federal Home Loan Bank.

INTEREST EXPENSE: Total interest expense for the three months ended June 30, 2005 increased $23,000 compared to the three months ended June 30, 2004. The higher interest expense was due to a decrease of $43,000 in the cost of deposits, offset by a $66,000 increase in interest expense on borrowed funds. The average balance of deposits decreased to $205.5 million for the second quarter of 2005 from $225.1 million during the second quarter of 2004. The decrease of $19.6 million in the average balance of deposits reflects deposits withdrawn as management has undertaken efforts to control interest costs. The average cost of deposits increased to 2.17% from 2.05% during the second quarter of 2005 and 2004, respectively.

Interest paid on borrowed funds increased $66,000 primarily due to an increase in the average cost to 3.19% from 1.15% during the three months ended June 30, 2005 and 2004, respectively. The increase in the average cost of borrowed funds reflects the increases in short-term interest rates over the past year. The average balance of borrowed funds increased $5.1 million to $9.9 million during the second quarter of 2005. The increase in the average balance of borrowed funds is mostly due to the use of short-term advances from the FHLB, which averaged $8.3 million during the second quarter of 2005.

PROVISION FOR LOAN LOSSES: The provision for loan losses is determined by management as the amount needed to replenish the allowance for loan losses, after net charge-offs have been deducted, to a level considered adequate to absorb inherent losses in the loan portfolio, in accordance with accounting principles generally accepted in the United States of America.

The allowance for loan losses decreased to $1.8 million at June 30, 2005 from $1.9 million at December 31, 2004. The decrease is the result of net charge-offs exceeding the provision for loan losses. Net charge-offs decreased to $158,000 during the second quarter of 2005 compared to net charge-offs of $253,000 during the second quarter of 2004. The provision for loan losses decreased to $105,000 from $150,000 for the three months ended June 30, 2005 and 2004, respectively. Provisions for loan losses have been made to bring the allowance for loan losses to a level deemed adequate following management's evaluation of the repayment capacity and collateral protection afforded by each problem credit identified by management. Refer to the following table regarding nonperforming assets.

                                                          June 30, 2005    December 31, 2004
                                                          -------------    -----------------
                                                                  (In thousands)
Non-accruing loans:
  One-to-four family residential                          $         383    $             711
  Commerical and agricultural real estate                             -                  181
  Commercial and agricultural business                                -                   57
  Home equity/Home improvement                                      494                  652
  Automobile                                                          8                   68
  Other consumer                                                      5                   20
                                                          -------------    -----------------
     Total                                                $         890    $           1,689
                                                          =============    =================

Accruing loans delinquent more than 90 days:
  One-to-four family residential                          $           -    $             270
  Commercial and agricultural business                                -                   23
  Automobile                                                          3                    4
  Other consumer                                                      2                    1
                                                          -------------    -----------------
     Total                                                $           5    $             298
                                                          =============    =================

Foreclosed assets:
  One-to-four family residential                          $         396    $             426
  Commercial and agricultural real estate                           280                  139
  Automobile                                                          4                   19
                                                          -------------    -----------------
     Total                                                $         680    $             584
                                                          =============    =================
Total nonperforming assets                                $       1,575    $           2,571
                                                          =============    =================

Total as a percentage of total assets                             0.62%                1.01%
                                                          =============    =================

The following table shows the aggregate principal amount of potential problem credits on the Company's watch list at June 30, 2005 and December 31, 2004. All nonaccrual loans are automatically placed on the watch list.

                                        June 30, 2005    December 31, 2004
                                        -------------    -----------------
                                                 (In thousands)
        Special Mention credits         $       3,903    $           5,308
        Substandard credits                     3,284                3,484
                                        -------------    -----------------
        Total watch list credits        $       7,187    $           8,792
                                        =============    =================

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

OTHER INCOME: Total other income decreased $13,000 during the three months ended June 30, 2005, compared to the same period of 2004. The decrease in other income is primarily due to decreases in service charges on deposits of $20,000, loan servicing fees of $6,000, and other income of $13,000, partially offset by gains on loan sales of $29,000. The decrease in service charges on deposits reflects the decrease in the average balance of deposits. The decrease in loan servicing fees reflects the lower balance of loans serviced for the secondary market, which equaled $144.1 million and $152.0 million as of June 30, 2005 and 2004, respectively. The increase in gains on loan sales is primarily due to the Company entering the Federal Home Loan Bank Mortgage Partnership Finance program during March 2005 and a decrease in the amortization of mortgage servicing rights during the second quarter of 2005, as compared to the same period of 2004.

OTHER EXPENSES: Total other expenses increased $30,000 during the three months ended June 30, 2005 compared to the three months ended June 30, 2004. The increase in other expenses was mostly due to an increase of $85,000 in real estate owned expense, partially offset by decreases of $34,000 in salaries and benefits and $39,000 in occupancy expense. The increase in real estate owned expense is mostly due to a $39,000 write-down on a commercial property held by the Company, based upon a new evaluation of its market value. The decrease in salaries and benefits expense reflects a reduction in the number of full-time equivalent employees to 114 at June 30, 2005 from 118 at June 30, 2004, as well as reduced insurance costs. The decrease in occupancy expense is primarily due to decreased building and equipment maintenance during this same time frame.

INCOME TAXES: The provision for income taxes increased $4,000 during the three months ended June 30, 2005, compared to the three months ended June 30, 2004.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

GENERAL: The Company reported net income for the six months ended June 30, 2005, of $408,000, or $0.21 per share, basic and diluted, compared to net income of $423,000, or $0.22 per share, basic and $0.21 per share, diluted, for the six months ended June 30, 2004. Net income decreased $16,000 during the six months ended June 30, 2005 compared to the same period of 2004, due to decreases in net interest income of $95,000 and other income of $22,000 and an increase in income taxes of $3,000, partially offset by decreases of $90,000 in the provision for loan losses and $15,000 in other expenses.

INTEREST INCOME: Total interest income decreased $134,000 during the six months ended June 30, 2005, compared to the same period in 2004. The decrease in interest income is due to decreases of $171,000 in investment securities and $19,000 in mortgage-backed securities, partially offset by increases of $43,000 in income on loans and $13,000 in income on other investments. The average balance of the loan portfolio during the first half of 2005 was $134.5 million compared to $128.8 million for the first half of 2004, reflecting increased loan demand. The increase in the average balance of loans was partially offset by the decrease in the loan portfolio's average yield to 6.34% from 6.55% for the six months ended June 3, 2005 and 2004, respectively.

The $171,000 decrease in investment income during the first six months of 2005 is primarily due to a decrease in the portfolio resulting from the investment of cash generated by calls and principal payments into loan originations. The average balance of the investment portfolio decreased to $85.8 million during the first half of 2005 compared to $99.7 million during the first half of 2004. The higher average balance was partially offset by an increase in the average yield to 3.54% from 3.39% during the first six months of 2005 and 2004, respectively.

Interest income on mortgage-backed securities decreased $19,000 during the six months ended June 30, 2005, compared to the same period in 2004. The decrease in interest income is due to a decrease in the average balance of mortgage-backed securities to $11.5 million from $12.8 million for the six months ended June 30, 2005 and 2004, respectively, offset by an increase in the average yield to 3.91% from 3.81% for the same periods.

Interest income on other investments, which includes interest earning deposit accounts, increased $13,000 during the six months ended June 30, 2005, compared to the same period in 2004. The increased interest income from other investments is primarily due to a higher average yield of 2.49% from 0.85%, partially offset by a lower average balance of $2.1 million from $3.1 million for the six months ended June 30, 2005 and 2004, respectively.

INTEREST EXPENSE: Total interest expense for the six months ended June 30, 2005 decreased $39,000 from the same period in 2004. The decrease in interest expense was due to a decrease in the cost of deposits of $109,000 partially offset by an increase in interest expense on borrowed funds of $70,000 for the six months ended June 30, 2005, compared to the same in 2004. The average balance of deposits decreased to $208.2 million during the first half of 2005 compared to $224.5 million during the first half of 2004. The average cost of deposits increased to 2.10% from 2.05% during the first six months of 2005 as compared to the six months ended June 30, 2004.

Interest paid on borrowings increased $70,000 during the six months ended June 30, 2005, compared to the same period of 2004. The increase in interest paid is partly due to a higher average balance of borrowed funds of $6.0 million compared to $3.9 million for the first half of 2005 and 2004, respectively. The higher balance of borrowed funds is mostly due to the use of short-term advances from the FHLB, which averaged $4.3 million during the first six months of 2005. The remainder of borrowed funds consists of securities sold under agreements to repurchase. In addition, the average cost of borrowings increased to 3.06% for the six months ended June 30, 2005 from 1.12% for the same period in 2004.

PROVISION FOR LOAN LOSSES: The provision for loan losses is determined by management as the amount needed to replenish the allowance for loan losses, after net charge-offs have been deducted, to a level considered adequate to absorb probable losses in the loan portfolio, in accordance with accounting principles generally accepted in the United States of America.


                                                       6 Months Ended
                                                June 30, 2005   June 30, 2004
                                                -------------   -------------
                                                        (In thousands)
Balance at beginning of period                  $       1,888   $       2,186
Charge-offs:
  One-to-four family residential                          157              59
  Commercial and agricultural real estate                  47             187
  Commercial and agricultural business                      8               -
  Home equity/home improvement                             87             180
  Automobile                                               24             119
  Other Consumer                                           19              16
                                                -------------   -------------
     Total                                                342             561
                                                -------------   -------------
Recoveries:
  One-to-four family residential                            2               2
  Commercial and agricultural real estate                   -             119
  Commercial and agricultural business                      -              12
  Home equity/home improvement                              9               6
  Automobile                                               13              15
  Other Consumer                                           12              14
                                                -------------   -------------
     Total                                                 36             168
                                                -------------   -------------
Net loans charged off                                     306             393
Additions charged to operations                           210             300
                                                -------------   -------------
Balance at end of period                        $       1,792   $       2,093
                                                =============   =============


The provision for loan losses decreased $90,000 to $210,000 during the six months ended June 30, 2005 compared to the same six months in 2004. The allowance for loan losses decreased to $1.8 million at June

30, 2005 from $1.9 million at December 31, 2004. The decrease is the result of net charge-offs exceeding the provision for loan losses. Net charge-offs decreased to $306,000 during the first six months of 2005 compared to net charge-offs of $393,000 during the first six months of 2004. The provisions were made to bring the allowance for loan losses to a level deemed adequate following management's evaluation of the repayment capacity and collateral protection afforded by each problem credit identified by management. The decrease in the provision during 2005 reflects the decrease in nonperforming loans and watch list credits.

OTHER INCOME: Total other income decreased $22,000 during the six months ended June 30, 2005, compared to the same period of 2004. The decrease in other income is mostly comprised of decreases of $33,000 in commission income and $13,000 in loan servicing fees, partially offset by an increase of $24,000 in gains on loan sales. Brokerage commissions are largely dependent upon pension account rollovers and the volume of new funds invested which can fluctuate based upon market conditions and customer preferences. The decrease in loan servicing fees reflects a $7.9 million decrease in the balance of loans serviced for the secondary market during this time frame. The increase in gains on loan sales is primarily due to the Company entering the Federal Home Loan Bank Mortgage Partnership Finance program during March 2005 and a decrease in the amortization of mortgage servicing rights during the first six months of 2005, as compared to the same period of 2004.

OTHER EXPENSES: Total other expenses decreased $15,000 during the six months ended June 30, 2005 compared to the six months ended June 30, 2004. Changes for the six months ended June 30, 2004 from the comparative period in 2004 includes an increase of $75,000 in real estate owned expense, partially offset by decreases of $61,000 in salaries and benefits and $40,000 in occupancy expenses. The increase in real estate owned expense is mostly due to a $39,000 write-down on a commercial property held by the Company, based upon a new evaluation of its market value, during the second quarter of 2005. The decrease in salaries and benefits expense reflects a reduction in the number of full-time equivalent employees and reduced insurance costs. The decrease in occupancy expense is primarily due to decreased building and equipment maintenance during this same time frame.

INCOME TAXES: The provision for income taxes increased $3,000 during the six months ended June 30, 2005, compared to the six months ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES: The Company's most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company's operating, financing, and investing activities. At June 30, 2005 and December 31, 2004, cash and cash equivalents totalled $6.1 million and $10.8 million, respectively. The Company's primary sources of funds include principal and interest repayments on loans (both scheduled and prepayments), maturities and calls of investment securities and principal repayments from mortgage-backed securities (both scheduled and prepayments). During the past twelve months, the most significant sources of funds have been investment calls and principal payments, advances from the FHLB, and loan sales to the secondary market. These funds have been used for new loan originations.

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

Liquidity management is both a short-term and long-term responsibility of management. The Company adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected purchases of investment and mortgage-backed securities, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) liquidity of its asset-liability management program. Excess liquidity is generally invested in interest-earning overnight deposits and other short-term U.S. Agency obligations. If the Company requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB. The Company may borrow from the FHLB under a blanket agreement which assigns all investments in FHLB stock as well as qualifying first mortgage loans equal to 150% of the outstanding balance as collateral to secure the amounts borrowed. This borrowing arrangement is limited to a maximum of 30% of the Company's total assets or twenty times the balance of FHLB stock held by the Company. At June 30, 2005, the Company had outstanding advances of $10.0 million. In addition, the Company had approximately $15.1 million available to it under the above-mentioned borrowing arrangement.

The Company maintains minimum levels of liquid assets as established by the Board of Directors. The Company's liquidity ratios at June 30, 2005 and December 31, 2004 were 37.8% and 42.4%, respectively. These ratios represent the volume of short-term liquid assets as a percentage of net deposits and borrowings due within one year.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above. The following table summarizes these commitments at June 30, 2005 and December 31, 2004.

                                               June 30, 2005  December 31, 2004
                                               -------------  -----------------
                                                    (Dollars in thousands)
Commitments to fund loans - own portfolio      $      23,667  $          22,742
Commitments for loan sales - secondary market          1,508                576
Standby letters of credit                                 52                473

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined). Management believes, at June 30, 2005, that the Bank meets all its capital adequacy requirements.

Under Illinois law, Illinois-chartered savings banks are required to maintain a minimum core capital to total assets ratio of 3%. The Illinois Commissioner of Savings and Residential Finance (the Commissioner) is authorized to require a savings bank to maintain a higher minimum capital level if the Commissioner determines that the savings bank's financial condition or history, management or earnings prospects are not adequate. If a savings bank's core capital ratio falls below the required level, the Commissioner may direct the savings bank to adhere to a specific written plan established by the Commissioner to correct the savings bank's capital deficiency, as well as a number of other restrictions on the savings bank's operations, including a prohibition on the declaration of dividends by the savings bank's board of directors. At June 30, 2005, the Bank's core capital ratio was 7.30% of total average assets, which exceeded the required amount.

The Bank is also required to maintain regulatory capital requirements imposed by the Federal Deposit Insurance Corporation. The Bank's actual ratios at June 30, 2005 and the required minimums to be considered adequately capitalized are shown in the table below. In order to be considered well-capitalized, the Bank must maintain: (i) Tier 1 Capital to Average Assets of 5.0%, (ii) Tier 1 Capital to Risk-Weighted Assets of 6.0%, and (iii) Total Capital to Risk-Weighted Assets of 10.0%.

                                          June 30, 2005     December 31, 2004          Minimum
                                                 Actual                Actual         Required
                                                 ------                ------         --------
Tier 1 Capital to Average Assets                  7.30%                 7.06%            4.00%
Tier 1 Capital to Risk-Weighted Assets           12.03%                12.77%            4.00%
Total Capital to Risk-Weighted Assets            13.22%                14.02%            8.00%

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


                                    CONSOLIDATED AVERAGE BALANCE SHEET AND INTEREST RATES
                                                    (Dollars in thousands)
---------------------------------------------------------------------------------------------------------------------------
                                                                       THREE MONTHS ENDED JUNE 30,
                                               ----------------------------------------------------------------------------
                                                               2005                                   2004
                                               -------------------------------------  -------------------------------------
                                                 AVERAGE                                AVERAGE
                                                 BALANCE     INTEREST   YIELD/COST      BALANCE     INTEREST    YIELD/COST
                                               -------------------------------------  -------------------------------------
Interest-earnings assets:
  Loans                                        $   137,874  $    2,212     6.42%      $   129,039  $    2,092      6.49%
  Investment securities                             85,530         761     3.56%           98,031         834      3.40%
  Mortgage-backed securities                        10,793         110     4.08%           16,057         154      3.83%
  Other                                              1,599          10     2.42%            2,698           6      0.89%
                                               -----------  ----------                -----------  ----------
      Total interest-earning assets                235,796       3,093     5.25%          245,825       3,086      5.02%

Non-interest earnings assets                        16,056                                 19,468
                                               -----------                            -----------
      Total assets                             $   251,852                            $   265,293
                                               ===========                            ===========

Interest-bearing liabilities:
  Deposits                                     $   205,471  $    1,113     2.17%      $   225,060  $    1,155      2.05%
  Other borrowings                                   9,944          79     3.19%            4,797          14      1.15%
                                               -----------  ----------                -----------  ----------
      Total interest-bearing liabilities           215,415       1,192     2.21%          229,857       1,169      2.03%

Non-interest bearing liabilities                    16,285                                 15,875
Stockholders' equity                                20,152                                 19,561
                                               -----------                            -----------

      Total liabilities/stockholders' equity   $   251,852                            $   265,293
                                               ===========                            ===========

Net interest income                                         $    1,901                             $    1,917
                                                            ==========                             ==========

Interest rate spread (average yield earned
  minus average rate paid)                                                 3.03%                                   2.99%
                                                                           =====                                   =====

Net interest margin (net interest income
  divided by average interest-earning assets)                              3.23%                                   3.12%
                                                                           =====                                   =====


                                               ANALYSIS OF VOLUME AND RATE CHANGES
                                                         (In thousands)
                        --------------------------------------------------------------------------------
                                                   THREE MONTHS ENDED JUNE 30,
                        --------------------------------------------------------------------------------
                                                                            2005 Compared to 2004
                                                                          Increase(Decrease) Due to
                                                                     -----------------------------------
                                                                        Rate        Volume       Net
                                                                     -----------------------------------

                        Interest-earnings assets:
                          Loans                                      $      (22)  $      142   $    120
                          Investment securities                              37         (110)       (73)
                          Mortgage-backed securities                         10          (53)       (43)
                          Other                                               7           (3)         4
                                                                     -----------  -----------  ---------
                              Total net change in income on
                                interest-earning assets                      32          (24)         8
                                                                     -----------  -----------  ---------

                        Interest-bearing liabilities:
                          Deposits                                           61         (104)       (43)
                          Other borrowings                                   41           25         66
                                                                     -----------  -----------  ---------
                              Total net change in expense on
                                interest-bearing liabilities                102          (79)        23
                                                                     -----------  -----------  ---------

                        Net change in net interest income            $      (70)  $       55   $    (15)
                                                                     ===========  ===========  =========


                                    CONSOLIDATED AVERAGE BALANCE SHEET AND INTEREST RATES
                                                   (Dollars in thousands)
---------------------------------------------------------------------------------------------------------------------------
                                                                      SIX MONTHS ENDED JUNE 30,
                                               ----------------------------------------------------------------------------
                                                               2005                                   2004
                                               -------------------------------------  -------------------------------------
                                                 AVERAGE                                AVERAGE
                                                 BALANCE     INTEREST   YIELD/COST      BALANCE     INTEREST    YIELD/COST
                                               -------------------------------------  -------------------------------------

Interest-earnings assets:
  Loans                                        $   134,486  $    4,263     6.34%      $   128,804  $    4,220      6.55%
  Investment securities                             85,766       1,520     3.54%           99,681       1,691      3.39%
  Mortgage-backed securities                        11,514         225     3.91%           12,827         244      3.81%
  Other                                              2,105          26     2.49%            3,066          13      0.85%
                                               -----------  ----------                -----------  ----------
      Total interest-earning assets                233,871       6,034     5.16%          244,378       6,168      5.05%

Non-interest earnings assets                        16,886                                 19,597
                                               -----------                            -----------
      Total assets                             $   250,757                            $   263,975
                                               ===========                            ===========

Interest-bearing liabilities:
  Deposits                                     $   208,181  $    2,191     2.10%      $   224,526  $    2,299      2.05%
  Other borrowings                                   5,995          92     3.06%            3,942          22      1.12%
                                               -----------  ----------                -----------  ----------
      Total interest-bearing liabilities           214,176       2,283     2.13%          228,468       2,321      2.03%

Non-interest bearing liabilities                    16,252                                 15,635
Stockholders' equity                                20,329                                 19,872
                                               -----------                            -----------

      Total liabilities/stockholders' equity   $   250,757                            $   263,975
                                               ===========                            ===========

Net interest income                                         $    3,751                             $    3,847
                                                            ==========                             ==========

Interest rate spread (average yield earned
  minus average rate paid)                                                 3.03%                                   3.02%
                                                                           =====                                   =====

Net interest margin (net interest income
  divided by average interest-earning assets)                              3.21%                                   3.15%
                                                                           =====                                   =====


                                               ANALYSIS OF VOLUME AND RATE CHANGES
                                                         (In thousands)
                        --------------------------------------------------------------------------------
                                                    SIX MONTHS ENDED JUNE 30,
                        --------------------------------------------------------------------------------
                                                                          2005 Compared to 2004
                                                                        Increase(Decrease) Due to
                                                                     -----------------------------------
                                                                        Rate       Volume        Net
                                                                     -----------------------------------
                        Interest-earnings assets:
                          Loans                                      $     (140)  $      183   $     43
                          Investment securities                              73         (244)      (171)
                          Mortgage-backed securities                          7          (26)       (19)
                          Other                                              18           (5)        13
                                                                     -----------  -----------  ---------
                              Total net change in income on
                                interest-earning assets                     (42)         (92)      (134)
                                                                     -----------  -----------  ---------

                        Interest-bearing liabilities:
                          Deposits                                           62         (171)      (109)
                          Other borrowings                                   54           16         70
                                                                     -----------  -----------  ---------
                              Total net change in expense on
                                interest-bearing liabilities                116         (155)       (39)
                                                                     -----------  -----------  ---------

                        Net change in net interest income            $     (158)  $       63   $    (95)
                                                                     ===========  ===========  =========

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

The following table shows projected results at June 30, 2005 and December 31, 2004 of the impact on net interest income from an immediate change in interest rates, as well as the benchmarks established by the ALCO. The results are shown as a dollar and percentage change in net interest income over the next twelve months.

                                            Change in Net Interest Income
                                                (Dollars in thousands)
                         ---------------------------------------------------------------------
                              June 30, 2005               December 31, 2004
                         -------------------------------------------------------       ALCO
  Rate Shock:             $ Change       % Change       $ Change     % Change       Benchmark
                         ---------------------------------------------------------------------
   + 200 basis points        209           2.79%          (20)        -0.27%    >   (20.00)%
   + 100 basis points        336           4.49%          110          1.46%    >   (12.50)%
   - 100 basis points        341           4.56%          304          4.02%    >   (12.50)%
   - 200 basis points        421           5.62%          317          4.20%    >   (20.00)%

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

                None.

Item 3.         DEFAULTS UPON SENIOR SECURITIES

                None.

Item 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                At the Company's annual meeting of stockholders held on April 26, 2005, the following matters were submitted to a vote:

                1. The election of the following persons as directors for a three-year term:

                    Name                        Votes For       Votes Withheld
                    ----                        ---------       --------------
                    Harmon B. Deal III          1,806,358           2,531
                    Dean H. Hess                1,804,957           3,357
                    John C. Williams            1,804,745           3,357

                    The election of the following person as director for a one-year term:

                    Name                        Votes For       Votes Withheld
                    ----                        ---------       --------------
                    John L. Eyth                1,806,358           2,531

                2. The ratification of the appointment of BKD, LLP as auditors for the Company for the year ended December 31, 2005.

                    Name                        Votes For       Votes Withheld
                    ----                        ---------       --------------
                    1,804,896                     1,349             2,644

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


                                        JACKSONVILLE BANCORP, INC.
                                        Registrant

Date:   08/01/2005                      /s/ Richard A. Foss
     --------------------               ---------------------------------------
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