Form 10-Q
period 2005-09-30
JACKSONVILLE BANCORP INC
filed 2005-11-02
CIK 1172097

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2005
                                               ------------------

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

                          [ ] Yes                [X] No

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

                          [ ] Yes                [X] No

As of October 31, 2005, there were 1,967,889 shares (*) of the Registrant's common stock issued and outstanding.

(*) As of October 31, 2005, 1,038,738 shares were owned by Jacksonville Bancorp, M.H.C., the Company's mutual holding company parent.

JACKSONVILLE BANCORP, INC.

FORM 10-Q

SEPTEMBER 30, 2005
TABLE OF CONTENTS
-----------------------------------------------------------------------------------------

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

EXHIBITS

           Section 302 Certifications
           Section 906 Certification

                              PART I - FINANCIAL INFORMATION

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------------------------------

                                                                               SEPTEMBER 30,    DECEMBER 31,
ASSETS                                                                              2005            2004
                                                                                    ----            ----
                                                                                (Unaudited)
Cash and cash equivalents                                                      $   7,244,506    $  10,792,905
Investment securities - available-for-sale                                        80,266,974       84,625,323
Mortgage-backed securities - available-for-sale                                    9,275,195       15,171,342
Federal Home Loan Bank stock                                                       1,525,000        1,466,300
Other investments                                                                    474,932          582,224
Loans receivable - net of allowance for loan loss of $1,860,296 and
  $1,888,073 as of September 30, 2005 and December 31, 2004                      141,183,421      125,793,087
Loans held for sale                                                                  424,841          264,600
Premises and equipment - net                                                       6,915,246        7,146,087
Accrued interest receivable                                                        2,014,696        1,300,741
Goodwill                                                                           2,726,567        2,726,567
Core deposit intangible                                                              219,240          279,033
Capitalized mortgage servicing rights                                              1,056,854        1,094,261
Real estate owned                                                                    597,596          564,947
Income taxes receivable                                                                    -           25,468
Other assets                                                                       2,194,939        1,496,628
                                                                               -------------    -------------

          TOTAL ASSETS                                                         $ 256,120,007    $ 253,329,513
                                                                               =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Deposits                                                                       $ 212,989,656    $ 225,734,508
Other borrowings                                                                  18,119,105        3,446,706
Advance payments by borrowers for taxes and insurance                                413,803          328,444
Accrued interest payable                                                             730,350          640,060
Deferred compensation plan                                                         2,186,353        2,120,620
Income taxes payable                                                                 389,215                -
Other liabilities                                                                    973,057          376,191
                                                                               -------------    -------------
            Total liabilities                                                    235,801,539      232,646,529
                                                                               -------------    -------------
Commitments and Contingencies

Stockholders' equity

Preferred stock, $0.01 par value - authorized 10,000,000 shares;
  none issued and outstanding                                                              -                -

Common stock, $0.01 par value - authorized 20,000,000 shares;
  issued and outstanding, 1,967,889 shares and 1,966,343 shares as of
  September 30, 2005 and December 31, 2004, respectively                              19,678           19,663

Additional paid-in capital                                                         6,466,742        6,459,138

Retained earnings - substantially restricted                                      14,901,125       14,467,568

Accumulated other comprehensive loss                                              (1,069,077)        (263,385)
                                                                               -------------    -------------
           Total stockholders' equity                                             20,318,468       20,682,984
                                                                               -------------    -------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 256,120,007    $ 253,329,513
                                                                               =============    =============


See accompanying notes to the condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------------------------------------
                                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                                          SEPTEMBER 30,                  SEPTEMBER 30,
                                                  -----------------------------  -----------------------------
                                                      2005             2004          2005             2004
                                                           (Unaudited)                    (Unaudited)
INTEREST INCOME:
  Loans                                           $   2,283,424   $   2,123,775  $   6,545,987   $   6,343,459
  Investment securities                                 752,741         827,449      2,272,756       2,518,657
  Mortgage-backed securities                             97,206         166,979        322,076         411,103
  Other                                                  13,144           6,397         39,361          19,394
                                                  -------------   -------------  -------------   -------------
          Total interest income                       3,146,515       3,124,600      9,180,180       9,292,613
                                                  -------------   -------------  -------------   -------------
INTEREST EXPENSE
  Deposits                                            1,153,661       1,117,053      3,344,510       3,416,408
  Other borrowings                                      155,428          33,561        247,120          55,703
                                                  -------------   -------------  -------------   -------------
          Total interest expense                      1,309,089       1,150,614      3,591,630       3,472,111
                                                  -------------   -------------  -------------   -------------

NET INTEREST INCOME                                   1,837,426       1,973,986      5,588,550       5,820,502

PROVISION FOR LOAN LOSSES                                35,000         150,000        245,000         450,000
                                                  -------------   -------------  -------------   -------------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                           1,802,426       1,823,986      5,343,550       5,370,502
                                                  -------------   -------------  -------------   -------------
OTHER INCOME:
  Service charges on deposit accounts                   240,279         213,417        635,481         616,618
  Commission income                                     166,133         138,968        529,791         535,816
  Loan servicing fees                                    90,303          95,216        274,087         291,950
  Gains on sales of loans                                37,678          21,203         67,818          27,107
  Gains on sales of securities                              948           3,696         16,708          28,020
  Other                                                  38,092          20,786        108,656          74,609
                                                  -------------   -------------  -------------   -------------
          Total other income                            573,433         493,286      1,632,541       1,574,120
                                                  -------------   -------------  -------------   -------------
OTHER EXPENSES:
  Salaries and employee benefits                      1,185,959       1,203,132      3,486,678       3,564,955
  Occupancy and equipment expense                       335,484         343,931        985,275       1,033,339
  Data processing expense                                92,649          64,883        250,719         202,535
  Legal and accounting expense                           41,541          35,802        151,021         136,649
  Postage expense                                        32,331          36,240        109,948         107,136
  Real estate owned expense                               4,884         (20,623)        97,893          (2,471)
  Advertising expense                                    36,254          25,293         86,810          90,078
  Other                                                 269,615         228,885        767,676         737,386
                                                  -------------   -------------  -------------   -------------
          Total other expenses                        1,998,717       1,917,543      5,936,020       5,869,607
                                                  -------------   -------------  -------------   -------------

INCOME BEFORE INCOME TAX                                377,142         399,729      1,040,071       1,075,015

INCOME TAX                                              142,330         149,402        397,583         401,410
                                                  -------------   -------------  -------------   -------------

NET INCOME                                        $     234,812   $     250,327  $     642,488   $     673,605
                                                  =============   =============  =============   =============

NET INCOME PER COMMON SHARE, BASIC                $        0.12   $        0.13  $        0.33   $        0.35
                                                  =============   =============  =============   =============

NET INCOME PER COMMON SHARE, DILUTED              $        0.12   $        0.13  $        0.32   $        0.34
                                                  =============   =============  =============   =============


See accompanying notes to condensed consolidated financial statements

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------

                                                                                     ACCUMULATED
                                                       ADDITIONAL                       OTHER             TOTAL
                                           COMMON       PAID-IN        RETAINED     COMPREHENSIVE     STOCKHOLDERS'    COMPREHENSIVE
                                            STOCK       CAPITAL        EARNINGS          LOSS            EQUITY            LOSS

BALANCE, DECEMBER 31, 2004               $  19,663    $ 6,459,138    $ 14,467,568    $  (263,385)    $ 20,682,984

Net Income                                       -              -         642,488              -          642,488      $    642,488

Other comprehensive income -change
  in net unrealized losses on
  securities available for sale, net
  of taxes of $(505,111)                         -              -               -       (796,050)        (796,050)         (796,050)
Less: Reclassification adjustment for
   gains included in net income, net
   of  tax $(7,066)                              -              -               -         (9,642)          (9,642)           (9,642)
                                                                                                                       ------------
Comprehensive Income                                                                                                   $   (163,204)
                                                                                                                       ============

Exercise of stock options                       26         24,563               -              -           24,589

Purchase and retirement of treasury
   stock                                       (11)       (16,959)              -              -          (16,970)

Dividends ($0.225 per share)                     -              -        (208,931)             -         (208,931)
                                         ---------    -----------    ------------    -----------     ------------

BALANCE, SEPTEMBER 30, 2005              $  19,678    $ 6,466,742    $ 14,901,125    $(1,069,077)    $ 20,318,468
                                         =========    ===========    ============    ===========     ============

See accompanying notes to condensed consolidated financial statements.


JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------

                                                                                NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                      --------------------------------------
                                                                             2005               2004
                                                                                    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                          $         642,488   $         673,605
                                                                      -----------------   -----------------
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation, amortization and accretion:
        Premises and equipment                                                  436,617             451,826
        Accretion of loan fees and discounts, net                               (44,505)            (44,505)
        Amortization of investment premiums and discounts, net                  130,606             398,122
        Amortization of intangible assets                                        59,793              59,792
      Provision for loan losses                                                 245,000             450,000
      Gains on sales of loans                                                   (67,818)            (27,107)
      (Gains) losses on sale of real estate owned                                12,076             (74,396)
      Gains on sales of securities                                              (16,708)            (28,020)
      Stock dividends on FHLB stock                                             (58,700)            (64,100)
      Changes in income taxes receivable                                        414,683             391,405
      Changes in other assets and liabilities                                  (149,856)           (454,811)
                                                                      -----------------   -----------------
          Net cash provided by operations before loan sales                   1,603,676           1,731,811
      Origination of loans for sale to secondary market                     (15,791,800)        (12,946,026)
      Proceeds from sales of loans to secondary market                       15,736,784          13,083,417
                                                                      -----------------   -----------------
          Net cash provided by operating activities                           1,548,660           1,869,202
                                                                      -----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Changes in federal funds sold, net                                                  -             500,000
  Maturity or call of investment securities available-for-sale                6,549,746          26,707,974
  Proceeds from sale of investment and mortgage-backed securities             6,296,986           9,646,349
  Principal payments on mortgage-backed and investment securities             2,029,550           2,638,027
  Proceeds from sale of other real estate owned                                 524,071             341,894
  (Increase) decrease in loans, net                                         (16,159,639)          1,616,406
  Purchases of investment and mortgage-backed securities                     (5,943,591)        (42,363,256)
  Additions to premises and equipment                                          (205,776)           (179,550)
                                                                      -----------------   -----------------

          Net cash used in investing activities                              (6,908,653)         (1,092,156)
                                                                      -----------------   -----------------

                                                                                                 (Continued)

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------------------

                                                                                NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                      --------------------------------------
                                                                             2005               2004
                                                                                    (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                                 $     (12,744,852)  $      (9,137,423)
  Net increase in other borrowings                                           14,672,399           6,342,467
  Increase (decrease) in advance payments by borrowers
    for taxes/insurance                                                          85,359            (251,596)
  Exercise of stock options                                                      24,589             174,024
  Purchase and retirement of treasury stock                                     (16,970)           (115,973)
  Dividends paid - common stock                                                (208,931)           (205,492)
                                                                      -----------------   -----------------

          Net cash provided by (used in) financing activities                 1,811,594           (3,193,993)
                                                                      -----------------   -----------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (3,548,399)         (2,416,947)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                 10,792,905           9,575,977
                                                                      -----------------   -----------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                $       7,244,506   $       7,159,030
                                                                      =================   =================

ADDITIONAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest on deposits                                              $       3,316,220   $       3,553,406
    Interest on other borrowings                                                185,120              46,803
    Income taxes paid (received)                                                (17,100)             10,005

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Real estate acquired in settlement of loans                         $         871,610   $         648,810
  Loans to facilitate sales of real estate owned                                302,800             321,500


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

        In the opinion of management, the preceding unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of September 30, 2005 and December 31, 2004 and the results of operations for the three and nine month periods ended September 30, 2005 and 2004. The results of operations for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results which may be expected for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2004 filed as an exhibit to the Company's 10-K filed in March 2005. The accounting and reporting policies of the Company and its subsidiary conform to accounting principles generally accepted in the United States of America and to the prevailing practices within the banking industry.

        Certain amounts included in the 2004 consolidated statements have been reclassified to conform to the 2005 presentation with no effect on net income or stockholders' equity.

2.      EARNINGS PER SHARE

        EARNINGS PER SHARE - Basic earnings per share is determined by dividing net income for the period by the weighted average number of common shares outstanding. Diluted earnings per share considers the potential effects of the exercise of the outstanding stock options under the Company's Stock Option Plans.

        The following reflects earnings per share calculations for the basic and diluted methods:

                                                               3 Months Ended                9 Months Ended
                                                                September 30,                 September 30,
                                                         --------------------------   --------------------------
                                                             2005          2004           2005           2004
        Net income available to common shareholders      $   234,812    $   250,327   $   642,488    $   673,605

        Basic potential common shares:
          Weighted average shares outstanding              1,967,561      1,951,921     1,967,186      1,950,540
                                                         -----------    -----------   -----------    -----------

        Diluted potential common shares:
          Stock option equivalents                            15,182         30,129        17,603         36,540
                                                         -----------    -----------   -----------    -----------
            Diluted average shares outstanding             1,982,743      1,982,050     1,984,789      1,987,080

        Basic earnings per share                         $      0.12    $      0.13   $      0.33    $      0.35
                                                         ===========    ===========   ===========    ===========

        Diluted earnings per share                       $      0.12    $      0.13   $      0.32    $      0.34
                                                         ===========    ===========   ===========    ===========

3.      STOCK OPTION PLANS

        The Company's 1996 Stock Option Plan was adopted on April 23, 1996 with a total of 83,625 shares of common stock reserved and awarded. Awards vested 20% per year and expire after ten years and are exercisable at a price of $8.83 per share. The Company's 2001 Stock Option Plan was adopted on April 30, 2001 with a total of 87,100 shares reserved and awarded. Awards granted in 2001 vested immediately and expire after ten years and are exercisable at a price of $10 per share. During the second quarter of 2004, the Company granted 5,600 option shares under its 1996 Stock Option Plan. The options vest 20% per year, expire after ten years, and are exercisable at a price of $14.00 per share. At September 30, 2005, the only options that are not vested were granted in 2004.

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


                                                           3 Months Ended               9 Months Ended
                                                      09/30/05       09/30/04       09/30/05       09/30/04
                                                      --------       --------       --------       --------
Net income, as reported                              $   234,812    $   250,327   $    642,488   $   673,605
Less value of options vested, net of tax effects            (885)          (885)       (2,627)        (3,445)
                                                     -----------    -----------   -----------    -----------
     Pro-forma net income                            $   233,927    $   249,442   $   639,861    $   670,160

Earnings per share:
     Basic:   As reported                            $      0.12    $      0.13   $      0.33    $      0.35
              Pro-forma                              $      0.12    $      0.13   $      0.33    $      0.34

     Diluted: As reported                            $      0.12    $      0.13   $      0.32    $      0.34
              Pro-forma                              $      0.12    $      0.13   $      0.32    $      0.34

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

4.      LOAN PORTFOLIO COMPOSITION

        At September 30, 2005 and December 31, 2004, the composition of the Company's loan portfolio was as follows:

                                                             September 30, 2005          December 31, 2004
                                                         ----------------------------------------------------
                                                             Amount      Percent        Amount      Percent
                                                             ------      -------        ------      -------
                                                                         (Dollars in thousands)
        Real estate loans:
          One-to-four family residential                   $   41,247        29.2%    $   41,616        33.1%
          Commercial and agricultural                          28,540        20.2%        24,588        19.5%
          Multi-family residential                              3,776         2.7%         2,207         1.8%
                                                           ----------   ----------    ----------   ----------
             Total real estate loans                           73,563        52.1%        68,411        54.4%
        Commercial and agricultural business loans             33,715        23.9%        26,227        20.8%
        Consumer loans:
          Home equity/home improvement                         26,542        18.8%        24,322        19.3%
          Automobile                                            4,744         3.4%         4,515         3.6%
          Other                                                 4,618         3.3%         4,380         3.5%
                                                           ----------   ----------    ----------   ----------
             Total consumer loans                              35,904        25.4%        33,217        26.4%
                                                           ----------   ----------    ----------   ----------
                Total loans receivable                        143,182       101.4%       127,855       101.6%

        Less:
          Unearned discount and deferred loan fees, net           139         0.1%           174         0.1%
          Allowance for loan losses                             1,860         1.3%         1,888         1.5%
                                                           ----------   ----------    ----------   ----------
                Total loans receivable, net                $  141,183       100.0%    $  125,793       100.0%
                                                           ==========   ==========    ==========   ==========

5.      INVESTMENT LOSSES

        Declines in the fair value of available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The following table shows the gross unrealized losses over and under twelve months at September 30, 2005.

                                    Less Than Twelve Months          Over Twelve Months                    Total
                                 ----------------------------   ----------------------------   ----------------------------
                                    Gross                          Gross                           Gross
                                  Unrealized       Fair          Unrealized       Fair           Unrealized       Fair
                                    Losses         Value           Losses         Value            Losses         Value
                                 ----------------------------   ----------------------------   ----------------------------
                                                                       (In thousands)
        State and political
           organizations          $       10    $        840     $        -   $           -     $         10   $        840
        U.S. government
           and agencies                  585          40,498          1,023          38,909          1,608           79,407
                                 ----------------------------   ----------------------------   ----------------------------

              SUBTOTAL                   595          41,338          1,023          38,909          1,618           80,247

        Mortgage-backed
           securities                     65           5,557             64           2,894            129            8,451
                                 ----------------------------   ----------------------------   ----------------------------

              TOTAL               $      660    $     46,895     $    1,087   $      41,803     $    1,747     $     88,698
                                 ----------------------------   ----------------------------   ----------------------------

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

FINANCIAL CONDITION

SEPTEMBER 30, 2005 COMPARED TO DECEMBER 31, 2004

Total assets increased $2.8 million to $256.1 million at September 30, 2005, from the $253.3 million at December 31, 2004. Net loans increased $15.4 million during this same time frame. The loan growth was funded by a $3.5 million decrease in cash and cash equivalents and a $10.3 million decrease in the investment and mortgage-backed securities portfolios, due to calls, sales, and principal payments. Total deposits decreased $12.7 million during the first nine months of 2005, which was offset by an increase of $14.7 million in other borrowings. The increase in borrowed funds consisted of short-term advances from the FHLB, which totaled $15.5 million at September 30, 2005, compared to no outstanding advances at December 31, 2004. The Company has determined that in the current low interest rate environment, the cost of borrowings is a lower-cost source of funding than time deposits. This has resulted in a change in composition of our liabilities to emphasize borrowings as a source of funds. Other liabilities increased $597,000 due to higher balances on overnight settlement arrangements with vendors and the accrual of payroll and miscellaneous expenses to be paid out before year end.

Stockholders' equity decreased $365,000 to $20.3 million at September 30, 2005. The increase resulted primarily from net income of $642,000, offset by the payment of $209,000 in dividends and an $806,000 increase in unrealized losses, net of tax, on available-for-sale securities The change in unrealized gains or losses on securities classified as available-for-sale is affected by market conditions and, therefore, can fluctuate daily. Stockholders' equity also was affected by the receipt of $8,000 from the exercise of stock options during the first nine months of 2005. The $8,000 reflects the $25,000 received from the exercise of stock options net of the $17,000 cost to acquire the shares underlying the options in open market purchases.

RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

GENERAL: The Company reported net income for the three months ended September 30, 2005, of $235,000, or $0.12 per share of common stock, basic and diluted, compared to net income of $250,000, or $0.13 per share of common stock, basic and diluted, for the three months ended September 30, 2004. The decrease of $15,000 in net income is primarily due to a $136,000 decline in net interest income and a $81,000 increase in other expenses, partially offset by a $115,000 decrease in provision for loan losses, an $80,000 increase in other income, and a $7,000 decrease in income taxes.

INTEREST INCOME: Total interest income increased $21,000 during the three months ended September 30, 2005, compared to the same three months in 2004. The increase is primarily due to increases of $159,000 in interest on loans and $7,000 in interest on other investments, partially offset by decreases of $75,000 in interest on investment securities and $70,000 in interest on mortgage-backed securities. The average balance of the loan portfolio increased $11.3 million to $139.6 million during the third quarter of 2005, compared to the same quarter of 2004. The average yield of the loan portfolio decreased to 6.54% from 6.62% for the three months ended September 30, 2005 and 2004, respectively. The decrease in the average yield was affected by the commercial loan growth during 2005 that demanded competitive market rates, which were higher than the comparable rates on investment securities.

The $75,000 decrease in interest income on investment securities reflects the decreased average balance of the investment portfolio to $82.5 million during the third quarter compared to the $96.0 million during the same period of 2004. The decrease in the average balance reflects proceeds from investment calls and principal payments being reinvested into the loan portfolio. The average yield increased during this same time frame to 3.65% from 3.45% for the three months ended September 30, 2005 and 2004, respectively.

Interest income on mortgage-backed securities decreased $70,000 during the three months ended September 30, 2005, compared to the same period in 2004. The decrease reflects a lower average balance of mortgage-backed securities, primarily due to sales and principal payments, of $9.9 million from $17.4 million for the three months ended September 30, 2005 and 2004, respectively. The decrease in the average balance was partially offset by an increase in the average yield to 3.93% at September 30, 2005 from 3.83% at September 30, 2004.

Interest income on other investments, which include federal funds sold and interest earning deposit accounts, increased $7,000 during the three months ended September 30, 2005, compared to the same period in 2004. The higher interest income from other investments is primarily due to a higher average yield of 3.09% from 1.17% for the quarter ended September 30, 2005 and 2004, respectively. The higher rate was partially offset by a lower average balance of $1.7 million from $2.2 million for the same periods.

INTEREST EXPENSE: Total interest expense for the three months ended September 30, 2005 increased $158,000 from the same period in 2004. The higher interest expense was due to increases of $37,000 in the cost of deposits and $121,000 in the interest expense of other borrowings for the three months ended September 30, 2005, compared to the same in 2004. The average balance of deposits decreased to $200.2 million from $219.4 million during the same periods. The decrease of $19.2 million in the average balance of deposits reflects deposit withdrawals. The average cost of deposits increased to 2.30% from 2.04% during the third quarters of 2005 and 2004, respectively.

Interest paid on borrowings increased $121,000, primarily due to an increase in the average cost to 4.16% from 1.62% during the three months ended September 30, 2005 and 2004, respectively. The increase in the average cost of borrowed funds reflects the increases in short-term interest rates over the past year. The average balance of borrowed funds increased $6.6 million to $14.9 million during the third quarter of 2005. The increase in the average balance of borrowed funds is primarily due to the use of short-term advances from the FHLB, which averaged $12.8 million during the third quarter of 2005. At September 30, 2005, the FHLB advances totaled $15.5 million, of which $7.5 million is subject to daily rate changes. The remaining $8.0 million has been locked in laddering terms up to two years. The remainder of borrowed funds consists of securities sold under agreements to repurchase.

PROVISION FOR LOAN LOSSES: The provision for loan losses is determined by management as the amount needed to replenish the allowance for loan losses, after net charge-offs have been deducted, to a level considered adequate to absorb probable losses in the loan portfolio, in accordance with accounting principles generally accepted in the United States of America.

The allowance for loan losses decreased to $1,860,000 at September 30, 2005 from $1,888,000 at December 31, 2004. The decrease is the result of net charge-offs exceeding the provision for loan losses during the first nine months of 2005. Net charge-offs decreased to a net recovery of $33,000 during the third quarter of 2005 compared to net charge-offs of $72,000 during the third quarter of 2004. The provision for loan losses decreased to $35,000 from $150,000 for the three months ended September 30, 2005 and 2004, respectively. Provisions for loan losses have been made to bring the allowance for loan losses to a level deemed adequate following management's evaluation of the repayment capacity and collateral protection afforded by each problem credit identified by management. Refer to the following table regarding nonperforming assets.

                                                    September 30,  December 31,
                                                         2005         2004
                                                    -------------  -------------
                                                       (Dollars in thousands)

Non-accruing loans:
  One-to-four family residential                              519            711
  Commerical and agricultural real estate                       -            181
  Commercial and agricultural business                        293             57
  Home equity/Home improvement                                171            652
  Automobile                                                    -             68
  Other consumer                                               20             20
                                                    -------------  -------------
     Total                                                  1,003          1,689
                                                    =============  =============

Accruing loans delinquent more than 90 days:
  One-to-four family residential                               45            270
  Commercial and agricultural business                          -             23
  Automobile                                                    2              4
  Other consumer                                                -              1
                                                    -------------  -------------
     Total                                                     47            298
                                                    =============  =============

Foreclosed assets:
  One-to-four family residential                              318            426
  Commercial and agricultural real estate                     280            139
  Automobile                                                   18             19
                                                    -------------  -------------
     Total                                                    616            584
                                                    =============  =============

Total nonperforming assets                          $       1,666  $       2,571
                                                    =============  =============

Total as a percentage of total assets                       0.65%          1.01%
                                                           =====          =====

The following table shows the aggregate principal amount of potential problem credits on the Company's watch list at September 30, 2005 and December 31, 2004. All nonaccrual loans are automatically placed on the watch list.

                                                    September 30,  December 31,
                                                         2005         2004
                                                    -------------  -------------
                                                           (In thousands)

Special Mention credits                             $       2,956  $       5,308
Substandard credits                                         1,909          3,484
                                                    -------------  -------------
Total watch list credits                            $       4,865  $       8,792
                                                    =============  =============

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

OTHER INCOME: Total other income increased $80,000 during the three months ended September 30, 2005, compared to the same period of 2004. The increase in other income is primarily due to increases in service charges on deposits of $27,000, commission income of $27,000, gains on loan sales of $16,000, and other income of $17,000. The increase in service charges on deposits is primarily due to increased ATM income during the third quarter of 2005, as compared to the third quarter of 2004, which reflected expenses related to a third party conversion during 2004. Brokerage commissions increased as a result of the continued growth in accounts. The increase in gains on loan sales is primarily due to the Company entering the Federal Home Loan Bank Mortgage Partnership Finance program during March 2005 and a decrease in the amortization of mortgage servicing rights during the third quarter of 2005, as compared to the same period of 2004. The increase in other income is primarily due to an increase of $12,000 in gains on the sale of repossessed assets during the same period.

OTHER EXPENSES: Total other expenses increased $81,000 during the three months ended September 30, 2005 compared to the three months ended September 30, 2004. The increase in other expenses was primarily due to increases of $28,000 in data processing expense, $26,000 in real estate owned expense, and $41,000 in other expenses. The increase in data processing expense is primarily due to increased costs in upgrading and maintaining data transmission lines. The increase in real estate owned expense reflects a decrease of $15,000 in the offsetting gains on the sale of real estate owned during the third quarter of 2005 compared to the same period of 2004. The decrease in occupancy expense is primarily due to decreased building and equipment maintenance costs during this same time frame. The majority of the increase in other expenses is comprised of an increase in service charges. During the third quarter of 2004, service charges were reduced by the reversal of prior period accruals as the result of a third party vendor's waiver of charges.

INCOME TAXES: The provision for income taxes decreased $7,000 during the three months ended September 30, 2005, compared to the three months ended September 30, 2004. The decrease is directly attributable to a lower level of income during the third quarter of 2005 as compared to 2004. The marginal tax rate equalled 37.7% and 37.4% for the same periods, respectively.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

GENERAL: The Company reported net income for the nine months ended September 30, 2005, of $642,000, or $0.33 per share, basic, and $0.32 per share, diluted, compared to net income of $674,000, or $0.35 per share, basic and $0.34 per share, diluted, for the nine months ended September 30, 2004. Net income decreased $31,000 during the nine months ended September 30, 2005 compared to the same period of 2004, due to a decrease of $233,000 in net interest income and an increase of $66,000 in other expense, partially offset by an increase of $58,000 in other income, a decrease of $205,000 in the provision for loan losses, and a decrease of $4,000 in income taxes.

INTEREST INCOME: Total interest income decreased $113,000 during the nine months ended September 30, 2005, compared to the same period in 2004. The decrease in interest income is due to decreases of $246,000 in investment securities and $89,000 in mortgage-backed securities, partially offset by increases of $202,000 in income on loans and $20,000 in income on other investments. The average balance of the loan portfolio during the first nine months of 2005 was $136.2 million compared to $128.6 million for the same period of 2004, reflecting increased loan demand. The increase in the average balance of loans was partially offset by the decrease in the loan portfolio's average yield to 6.41% from 6.57% for the nine months ended September 30, 2005 and 2004, respectively. The decrease in the average yield was affected by the commercial loan growth during 2005 that demanded competitive market rates, which were higher than the comparable rates on investment securities.

The $246,000 decrease in investment income during the first nine months of 2005 is primarily due to a lower average balance of investments as proceeds from calls and principal payments were reinvested into loan originations. The average balance of the investment portfolio decreased to $84.7 million during the first nine months of 2005 compared to $98.5 million during the same period of 2004. The lower average balance was partially offset by an increase in the average yield to 3.58% from 3.41% during the periods ended September 30, 2005 and 2004, respectively.

Interest income on mortgage-backed securities decreased $89,000 during the nine months ended September 30, 2005, compared to the same period in 2004. The decrease in interest income is due to a decrease in the average balance of mortgage-backed securities to $11.0 million from $14.4 million for the nine months ended September 30, 2005 and 2004, respectively, partially offset by an increase in the average yield to 3.91% from 3.82% for the same periods.

Interest income on other investments, which includes interest earning deposit accounts, increased $20,000 during the nine months ended September 30, 2005, compared to the same period in 2004. The increased interest income from other investments is primarily due to a higher average yield of 2.66% from 0.93%, partially offset by a lower average balance of $2.0 million from $2.8 million for the nine months ended September 30, 2005 and 2004, respectively.

INTEREST EXPENSE: Total interest expense for the nine months ended September 30, 2005 increased $120,000 from the same period in 2004. The increase in interest expense was due to a decrease in the cost of deposits of $71,000 offset by an increase in interest expense on borrowed funds of $191,000 for the nine months ended September 30, 2005, compared to the same in 2004. The average balance of deposits decreased to $205.5 million during the first nine months of 2005 compared to $222.8 million during the first nine months of 2004. The average cost of deposits increased to 2.17% from 2.04% during the nine months ended September 30, 2005 and 2004, respectively.

Interest paid on borrowings increased $191,000 during the nine months ended September 30, 2005, compared to the same period in 2004. The increase in interest paid is partly due to a higher average balance of borrowed funds of $9.0 million compared to $5.6 million for the first nine months of 2005 and 2004, respectively. The higher balance of borrowed funds is mostly due to the use of short-term advances from the FHLB, which averaged $7.1 million during the first nine months of 2005. The remainder of borrowed funds consists of securities sold under agreements to repurchase. In addition, the average cost of borrowings increased to 3.67% for the nine months ended September 30, 2005 from 1.32% for the same period in 2004.

PROVISION FOR LOAN LOSSES: The provision for loan losses is determined by management as the amount needed to replenish the allowance for loan losses, after net charge-offs have been deducted, to a level considered adequate to absorb probable losses in the loan portfolio, in accordance with accounting principles generally accepted in the United States of America.

                                                          9 Months Ended
                                                    September 30,  September 30,
                                                         2005         2004
                                                    -------------  -------------
                                                          (In thousands)

Balance at beginning of period                      $       1,888  $       2,186
Charge-offs:
  One-to-four family residential                              160             80
  Commercial and agricultural real estate                      47            187
  Commercial and agricultural business                          8              -
  Home equity/home improvement                                133            263
  Automobile                                                   28            132
  Other Consumer                                               36             21
                                                    -------------  -------------
     Total                                                    412            683
                                                    -------------  -------------
Recoveries:
  One-to-four family residential                               13             35
  Commercial and agricultural real estate                       -            119
  Commercial and agricultural business                          -             12
  Home equity/home improvement                                 97             12
  Automobile                                                   14             21
  Other Consumer                                               15             19
                                                    -------------  -------------
     Total                                                    139            218
                                                    -------------  -------------
Net loans charged off                                         273            465
Additions charged to operations                               245            450
                                                    -------------  -------------
Balance at end of period                            $       1,860  $       2,171
                                                    =============  =============

The provision for loan losses decreased to $245,000 from $450,000 during the nine months ended September 30, 2005 and 2004, respectively. The provisions were made to bring the allowance for loan losses to a level deemed adequate following management's evaluation of the repayment capacity and collateral protection afforded by each problem credit identified by management. The allowance for loan losses remained at $1.9 million at September 30, 2005 and December 31, 2004. Net charge-offs decreased to $273,000 during the first nine months of 2005 compared to net charge-offs of $465,000 during the first nine months of 2004.

OTHER INCOME: Total other income increased $58,000 during the nine months ended September 30, 2005, compared to the same period of 2004. The increase in other income is primarily due to increases of $19,000 in service charges on deposits and $41,000 in gains on loan sales. The increased service charges on deposits reflects a new fee structure implemented during the second quarter of 2004. The increase in gains on loan sales is primarily due to the Company entering the Federal Home Loan Bank Mortgage Partnership Finance program during March 2005 and a decrease in the amortization of mortgage servicing rights during the first nine months of 2005, as compared to the same period of 2004.

OTHER EXPENSES: Total other expenses increased $66,000 during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The increase in other expense is mainly comprised of increases of $100,000 in real estate owned expense and $48,000 in data processing expense, partially offset by decreases of $78,000 in salaries and benefits and $48,000 in occupancy expenses. The increase in real estate owned expense reflects the offsetting gains on the sales of real estate owned of $74,000 during the first nine months of 2004, compared to the net losses on the sale of real estate owned of $12,000 during the same period of 2005. The decrease in salaries and benefits expense is primarily due to reduced accruals on expenses related to benefits. Occupancy expense has benefited from reduced building and equipment maintenance costs during this same time frame.

INCOME TAXES: The provision for income taxes decreased $4,000 during the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004. The decrease is directly attributable to a lower level of taxable income in 2005 as compared to 2004. The marginal tax rates equaled 38.2% and 37.3% during the nine months ended September 30, 2005 and 2004, respectively.

LIQUIDITY AND CAPITAL RESOURCES: The Company's most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company's operating, financing, and investing activities. At September 30, 2005 and December 31, 2004, cash and cash equivalents totalled $7.2 million and $10.8 million, respectively. The Company's primary sources of funds include principal and interest repayments on loans (both scheduled and prepayments), maturities and calls of investment securities and principal repayments from mortgage-backed securities (both scheduled and prepayments). During the past twelve months, the most significant sources of funds have been investment calls and principal payments, advances from the FHLB, and loan sales to the secondary market. These funds have been used for new loan originations.

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

Liquidity management is both a short-term and long-term responsibility of management. The Company adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected purchases of investment and mortgage-backed securities, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) liquidity of its asset-liability management program. Excess liquidity is generally invested in interest-earning overnight deposits and other short-term U.S. Agency obligations. If the Company requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB. The Company may borrow from the FHLB under a blanket agreement which assigns all investments in FHLB stock as well as qualifying first mortgage loans equal to 150% of the outstanding balance as collateral to secure the amounts borrowed. This borrowing arrangement is limited to a maximum of 30% of the Company's total assets or twenty times the balance of FHLB stock held by the Company. At September 30, 2005, the Company had outstanding advances of $15.5 million. In addition, the Company had approximately $15.0 million available to it under the above-mentioned borrowing arrangement.

The Company maintains minimum levels of liquid assets as established by the Board of Directors. The Company's liquidity ratios at September 30, 2005 and December 31, 2004 were 35.1% and 42.4%, respectively. These ratios represent the volume of short-term liquid assets as a percentage of net deposits and borrowings due within one year.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above. The following table summarizes these commitments at September 30, 2005 and December 31, 2004.

                                                    September 30,  December 31,
                                                         2005          2004
                                                    -------------  -------------
                                                           (In thousands)

Commitments to fund loans - own portfolio           $      23,107  $      22,742
Commitments for loan sales -secondary market                2,042            576
Standby letters of credit                                      49            473

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined). Management believes, at September 30, 2005, that the Bank meets all its capital adequacy requirements.

Under Illinois law, Illinois-chartered savings banks are required to maintain a minimum core capital to total assets ratio of 3%. The Illinois Commissioner of Savings and Residential Finance (the Commissioner) is authorized to require a savings bank to maintain a higher minimum capital level if the Commissioner determines that the savings bank's financial condition or history, management or earnings prospects are not adequate. If a savings bank's core capital ratio falls below the required level, the Commissioner may direct the savings bank to adhere to a specific written plan established by the Commissioner to correct the savings bank's capital deficiency, as well as a number of other restrictions on the savings bank's operations, including a prohibition on the declaration of dividends by the savings bank's board of directors. At September 30, 2005, the Bank's core capital ratio was 7.23% of total average assets, which exceeded the required amount.

The Bank is also required to maintain regulatory capital requirements imposed by the Federal Deposit Insurance Corporation. The Bank's actual ratios at September 30, 2005 and the required minimums to be considered adequately capitalized are shown in the table below. In order to be considered well-capitalized, the Bank must maintain: (i) Tier 1 Capital to Average Assets of 5.0%, (ii) Tier 1 Capital to Risk-Weighted Assets of 6.0%, and (iii) Total Capital to Risk-Weighted Assets of 10.0%.

                                            September 30, 2005    December 31, 2004       Minimum
                                                        Actual               Actual      Required
                                                        ------               ------      --------
Tier 1 Capital to Average Assets                         7.23%                7.06%         4.00%
Tier 1 Capital to Risk-Weighted Assets                  11.58%               12.77%         4.00%
Total Capital to Risk-Weighted Assets                   12.77%               14.02%         8.00%

Future capital levels should benefit from the decision of the Company's parent company, Jacksonville Bancorp, MHC, to waive its right to receive dividends. The mutual holding company has received approval from its primary regulator, the Office of Thrift Supervision, for such waivers through the quarter ended September 30, 2005. An application has been filed with the Office of Thrift Supervision to extend this approval through the quarter ended September 30, 2006.

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


                                   CONSOLIDATED AVERAGE BALANCE SHEET AND INTEREST RATES
                                                  (Dollars in thousands)
-------------------------------------------------------------------------------------------------------------------------
                                                                      THREE MONTHS ENDED SEPTEMBER 30,
                                              ---------------------------------------------------------------------------
                                                             2005                                    2004
                                              -----------------------------------     -----------------------------------
                                               AVERAGE                                 AVERAGE
                                               BALANCE     INTEREST   YIELD/COST       BALANCE     INTEREST    YIELD/COST
                                              -----------------------------------     -----------------------------------
Interest-earnings assets:
  Loans                                       $ 139,639    $  2,283      6.54%        $ 128,337    $  2,124       6.62%
  Investment securities                          82,491         753      3.65%           96,025         828       3.45%
  Mortgage-backed securities                      9,892          97      3.93%           17,449         167       3.83%
  Other                                           1,703          13      3.09%            2,183           6       1.17%
                                              ---------    --------                   ---------    --------
      Total interest-earning assets             233,725       3,146      5.38%          243,994       3,125       5.12%

Non-interest earnings assets                     19,840                                  19,675
                                              ---------                               ---------
      Total assets                            $ 253,565                               $ 263,669
                                              =========                               =========

Interest-bearing liabilities:
  Deposits                                    $ 200,240    $  1,154      2.30%        $ 219,383    $  1,117       2.04%
  Other borrowings                               14,943         155      4.16%            8,303          34       1.62%
                                              ---------    --------                   ---------    --------
      Total interest-bearing liabilities        215,183       1,309      2.43%          227,686       1,151       2.02%

Non-interest bearing liabilities                 17,879                                  15,994
Stockholders' equity                             20,503                                  19,989
                                              ---------                               ---------
      Total liabilities/stockholders'
         equity                               $ 253,565                                $263,669
                                              =========                               =========
Net interest income                                        $  1,837                                $  1,974
                                                           ========                                ========
Interest rate spread (average yield earned
  minus average rate paid)                                               2.95%                                    3.10%
                                                                         =====                                    =====
Net interest margin (net interest income
  divided by average interest-earning assets)                            3.14%                                    3.24%
                                                                         =====                                    =====


                                            ANALYSIS OF VOLUME AND RATE CHANGES
                                                      (In thousands)
                    ---------------------------------------------------------------------------------
                                              THREE MONTHS ENDED SEPTEMBER 30,
                    ---------------------------------------------------------------------------------
                                                                          2005 Compared to 2004
                                                                        Increase(Decrease) Due to
                                                                   ----------------------------------
                                                                      Rate       Volume        Net
                                                                   ----------------------------------
                    Interest-earnings assets:
                      Loans                                        $      (26) $      185  $      159
                      Investment securities                                47        (122)        (75)
                      Mortgage-backed securities                            4         (74)        (70)
                      Other                                                 9          (2)          7
                                                                   ----------  ----------  ----------
                          Total net change in income on
                            interest-earning assets                        34         (13)         21
                                                                   ----------  ----------  ----------

                    Interest-bearing liabilities:
                      Deposits                                            140        (103)         37
                      Other borrowings                                     80          41         121
                                                                   ----------  ----------  ----------
                          Total net change in expense on
                            interest-bearing liabilities                  220         (62)        158
                                                                   ----------  ----------  ----------
                    Net change in net interest income              $     (186) $       49  $     (137)
                                                                   ==========  ==========  ==========

                                   CONSOLIDATED AVERAGE BALANCE SHEET AND INTEREST RATES
                                                  (Dollars in thousands)
-------------------------------------------------------------------------------------------------------------------------
                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                              ---------------------------------------------------------------------------
                                                             2005                                    2004
                                              -----------------------------------     -----------------------------------
                                               AVERAGE                                 AVERAGE
                                               BALANCE     INTEREST   YIELD/COST       BALANCE     INTEREST    YIELD/COST
                                              -----------------------------------     -----------------------------------
Interest-earnings assets:
  Loans                                       $ 136,170    $  6,546      6.41%        $ 128,649    $  6,344       6.57%
  Investment securities                          84,674       2,273      3.58%           98,462       2,519       3.41%
  Mortgage-backed securities                     10,973         322      3.91%           14,368         411       3.82%
  Other                                           1,971          39      2.66%            2,772          19       0.93%
                                              ---------    --------                   ---------    --------
      Total interest-earning assets             233,788       9,180      5.24%          244,251       9,293       5.07%

Non-interest earnings assets                     17,905                                  19,622
                                              ---------                               ---------
      Total assets                            $ 251,693                               $ 263,873
                                              =========                               =========

Interest-bearing liabilities:
  Deposits                                    $ 205,534    $  3,345      2.17%        $ 222,812    $  3,416       2.04%
  Other borrowings                                8,978         247      3.67%            5,618          56       1.32%
                                              ---------    --------                   ---------    --------
      Total interest-bearing liabilities        214,512       3,592      2.23%          228,430       3,472       2.03%

Non-interest bearing liabilities                 16,855                                  15,625
Stockholders' equity                             20,326                                  19,818
                                              ---------                               ---------
      Total liabilities/stockholders'
         equity                               $ 251,693                               $ 263,873
                                              =========                               =========

Net interest income                                        $  5,588                                $  5,821
                                                           ========                                =======

Interest rate spread (average yield earned
  minus average rate paid)                                               3.00%                                    3.05%
                                                                         =====                                    =====

Net interest margin (net interest income
  divided by average interest-earning assets)                            3.19%                                    3.18%
                                                                         =====                                    =====


                                            ANALYSIS OF VOLUME AND RATE CHANGES
                                                      (In thousands)
                    ---------------------------------------------------------------------------------
                                               NINE MONTHS ENDED SEPTEMBER 30,
                    ---------------------------------------------------------------------------------
                                                                          2005 Compared to 2004
                                                                        Increase(Decrease) Due to
                                                                   ----------------------------------
                                                                      Rate       Volume        Net
                                                                   ----------------------------------
                    Interest-earnings assets:
                      Loans                                        $     (163) $      365  $      202
                      Investment securities                               120        (366)       (246)
                      Mortgage-backed securities                           10         (99)        (89)
                      Other                                                27          (7)         20
                                                                   ----------  ----------  ----------
                          Total net change in income on
                            interest-earning assets                        (6)       (107)       (113)
                                                                   ----------  ----------  ----------

                    Interest-bearing liabilities:
                      Deposits                                            202        (273)        (71)
                      Other borrowings                                    143          48         191
                                                                   ----------  ----------  ----------
                          Total net change in expense on
                            interest-bearing liabilities                  345        (225)        120
                                                                   ----------  ----------  ----------

                    Net change in net interest income              $     (351) $      118  $     (233)
                                                                   ==========  ==========  ==========

JACKSONVILLE BANCORP, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

The Company seeks to reduce its interest rate risk by better matching the maturities of its interest rate sensitive assets and liabilities, selling its long-term fixed-rate residential mortgage loans with terms of 15 years or more to Freddie Mac, originating adjustable rate loans, balloon loans with terms ranging from three to five years and originating consumer and commercial business loans, which typically are for a shorter duration and at higher rates of interest than one-to-four family loans. The Company also maintains a portfolio of mortgage-backed securities, which provides monthly cash flow. The remaining investment portfolio has been laddered to better match the interest-bearing liabilities. With respect to liabilities, the Company has attempted to increase its savings and transaction deposit accounts, which management believes are more resistant to changes in interest rates than certificate accounts. The Board of Directors appoints the Asset-Liability Management Committee (ALCO), which is responsible for reviewing the Company's asset and liability policies. The ALCO meets quarterly to review interest rate risk and trends, as well as liquidity and capital ratio requirements.

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

The following table shows projected results at September 30, 2005 and December 31, 2004 of the impact on net interest income from an immediate change in interest rates, as well as the benchmarks established by the ALCO. The results are shown as a dollar and percentage change in net interest income over the next twelve months.

                                             CHANGE IN NET INTEREST INCOME
                                                (Dollars in thousands)
                         -----------------------------------------------------------------
                           September 30, 2005          December 31, 2004
                         ---------------------------------------------------     ALCO
     Rate Shock:          $ Change   % Change       $ Change       % Change    Benchmark
                         -----------------------------------------------------------------
     + 200 basis points      234        3.09%          (20)          -0.27%    > (20.00)%
     + 100 basis points      419        5.53%          110            1.46%    > (12.50)%
     - 100 basis points      632        8.33%          304            4.02%    > (12.50)%
     - 200 basis points      848       11.18%          317            0.00%    > (20.00)%

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

                                        JACKSONVILLE BANCORP, INC.
                                        Registrant

Date:    11/02/2005                     /s/ Richard A. Foss
      -----------------                 ----------------------------------------
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