Form 10-K
period 2005-12-31
JACKSONVILLE BANCORP INC
filed 2006-03-23
CIK 1172097

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the Fiscal Year Ended December 31, 2005
                                       OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ____________ to ____________

                          COMMISSION FILE NO. 000-49792

                           JACKSONVILLE BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                FEDERAL                                    33-1002258
   ---------------------------------                -----------------------
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                   Identification Number)

  1211 WEST MORTON AVENUE, JACKSONVILLE, ILLINOIS               62650
---------------------------------------------------         ------------
    (Address of Principal Executive Offices)                  Zip Code

                                 (217) 245-4111
                                 --------------
                         (Registrant's telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:   NONE

Securities Registered Pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                     --------------------------------------
                                (Title of Class)

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES     NO X
   ---    ---

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES     NO X
   ---    ---

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
requirements for the past 90 days.  YES X   NO   .
                                       ---    ---

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]   Accelerated Filer [ ]    Non-Accelerated Filer [X]

        As of February 28, 2006, there were issued and outstanding 1,974,767 shares of the Registrant's Common Stock.

        Indicate by check mark whether the Registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  YES     NO X
                                                ---    ---

        The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2005, as reported by the Nasdaq National Market, was approximately $12.2 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Proxy Statement for the 2006 Annual Meeting of Stockholders of the Registrant (Part III).
(2)     Annual Report to Stockholders (Parts II and IV).

                                             TABLE OF CONTENTS


ITEM 1.    BUSINESS......................................................................................1
ITEM 1A.   RISK FACTORS.................................................................................27
ITEM 1.B   UNRESOLVED STAFF COMMENTS....................................................................28
ITEM 2.    PROPERTIES...................................................................................29
ITEM 3.    LEGAL PROCEEDINGS............................................................................29
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................................29
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER
           PURCHASES OF EQUITY SECURITIES...............................................................30
ITEM 6.    SELECTED FINANCIAL DATA......................................................................30
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS........30
ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET.........................................30
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................................................30
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.........30
ITEM 9A.   CONTROLS AND PROCEDURES......................................................................31
ITEM 9B.   OTHER INFORMATION............................................................................31
ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY..............................................31
ITEM 11.   EXECUTIVE COMPENSATION.......................................................................31
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER
           MATTERS......................................................................................32
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............................................32
ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.......................................................32
ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES...................................................32





                                                     1

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

        The Bank is an Illinois-chartered savings bank headquartered in Jacksonville, Illinois. The Bank conducts its business from its main office and six branches, two of which are located in Jacksonville, one of which is located in each of the following Illinois communities: Virden, Chapin, Concord and Litchfield. The Bank was originally chartered in 1916 as a state-chartered savings and loan association and converted to a state-chartered savings bank in 1992. The Bank has been a member of the Federal Home Loan Bank System since 1932. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). At December 31, 2005, the Bank had total assets of $253.9 million, total deposits of $218.6 million, and stockholders' equity of $19.8 million.

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

LENDING ACTIVITIES

        GENERAL. Historically, the principal lending activity of the Bank has been the origination of mortgage loans for the purpose of financing or refinancing one- to four-family residential properties in the Bank's local market areas. The Bank also emphasizes consumer lending, primarily the origination of home equity loans and loans secured by automobiles. At December 31, 2005, the Bank's loans receivable totaled $144.3 million, of which $40.1 million, or 28.2% consisted of one- to four-family residential mortgage loans. The remainder of the Bank's loans receivable at such date consisted of commercial and agricultural real estate loans (23.8%), multi-family residential loans (4.2%), commercial and agricultural business loans (20.2%), and consumer loans (25.0%). Of the amount included in consumer loans, $26.4 million, or 18.5% of total loans consisted of home equity and home improvement loans. During the year ended December 31, 2005 the loan portfolio increased to $144.3 million from $127.9 million at December 31, 2004. Commercial and agricultural real estate loans increased $9.3 million (37.7%) during 2005.

        The Bank has managed to make its interest-earning assets more interest rate sensitive by, among other things, originating variable interest rate loans, such as ARM loans and balloon loans with terms ranging from three to five years, as well as medium-term consumer loans and commercial business loans. The ability of the Bank to originate ARM loans is substantially affected by market interest rates.

        The Bank actively originates fixed-rate residential mortgage loans secured by one- to four-family residential properties with terms up to 30 years. The Bank sells a significant portion of its one- to four-family fixed-rate residential mortgage loan originations directly to Freddie Mac. The Bank also sells one-to-four family fixed-rate residential mortgage loan originations to the Federal Home Loan Bank Mortgage Partnership Finance Program. During the years ended December 31, 2005 and 2004, the Bank sold $21.3 million and $16.9 million of fixed-rate residential mortgage loans, respectively. Loans are generally sold without recourse and with servicing retained. At December 31, 2005 the Bank was servicing approximately $143.7 million in loans for which it received servicing income of approximately $364,000 for the year ended December 31, 2005. The Bank does not purchase whole loans.

ANALYSIS OF LOAN PORTFOLIO

        Set forth below are selected data relating to the composition of the Bank's loan portfolio, excluding loans held for sale, by type of loan as of the dates indicated.

                                                                   AT DECEMBER 31,
                                       -----------------------------------------------------------------------
                                                2005                     2004                     2003
                                       ---------------------    ---------------------    ---------------------
                                         AMOUNT     PERCENT       AMOUNT     PERCENT      AMOUNT      PERCENT
                                       ---------   ---------    ---------   ---------    ---------   ---------
                                                                (DOLLARS IN THOUSANDS)
Real estate loans:
  One-to four-family residential (1).  $  40,126        28.2%   $  41,616        33.1%   $  40,304        31.7%
  Commercial and agricultural (1)....     33,859        23.8       24,587        19.5       21,401        16.8
  Multi-family residential...........      6,010         4.2        2,207         1.8        2,376         1.9
                                       ---------   ---------    ---------   ---------    ---------   ---------
    Total real estate loans..........     79,995        56.2       68,410        54.4       64,081        50.4
                                       ---------   ---------    ---------   ---------    ---------   ---------

Commercial agricultural business
loans................................     28,679        20.2       26,227        20.8       29,763        23.4
                                       ---------   ---------    ---------   ---------    ---------   ---------
Consumer loans:
  Home equity/Home improvement.......     26,382        18.5       24,322        19.3       23,614        18.6
  Automobile.........................      4,580         3.2        4,516         3.6        6,477         5.1
  Other..............................      4,657         3.3        4,380         3.5        5,545         4.4
                                       ---------   ---------    ---------   ---------    ---------   ---------
    Total consumer loans.............     35,619        25.0       33,218        26.4       35,636        28.1
                                       ---------   ---------    ---------   ---------    ---------   ---------
      Total loans receivable.........    144,293       101.4      127,855       101.6      129,480       101.9

Less:
  Unearned premium on purchased
   loans, unearned discount and
   deferred loan fees, net...........        175         0.1          174         0.1          215         0.2
  Allowance for loan losses..........      1,846         1.3        1,888         1.5        2,186         1.7
                                       ---------   ---------    ---------   ---------    ---------   ---------
    Total loans receivable, net......  $ 142,272       100.0%   $ 125,793       100.0%   $ 127,079       100.0%
                                       =========   =========    =========   =========    =========   =========

(Continued)

                                                       AT DECEMBER 31,
                                       ----------------------------------------------
                                                2002                     2001
                                       ---------------------    ---------------------
                                         AMOUNT     PERCENT      AMOUNT      PERCENT
                                       ---------   ---------    ---------   ---------

Real estate loans:
  One-to four-family residential (1).  $  43,883        30.7%   $  46,473        29.8%
  Commercial and agricultural (1)....     18,421        12.9       18,297        11.7
  Multi-family residential...........      2,678         1.9        2,566         1.6
                                       ---------   ---------    ---------   ---------
    Total real estate loans..........     64,982        45.5       67,336        43.1
                                       ---------   ---------    ---------   ---------

Commercial agricultural business
loans................................     31,502        22.0       30,582        19.6
                                       ---------   ---------    ---------   ---------
Consumer loans:
  Home equity/Home improvement.......     31,181        21.8       38,590        24.7
  Automobile.........................     10,491         7.3       12,966         8.3
  Other..............................      7,127         5.0        8,255         5.2
                                       ---------   ---------    ---------   ---------
    Total consumer loans.............     48,799        34.1       59,811        38.2
                                       ---------   ---------    ---------   ---------
      Total loans receivable.........    145,283       101.6      157,729       100.9

Less:
  Unearned premium on purchased
   loans, unearned discount and
   deferred loan fees, net...........        281         0.2          342         0.2
  Allowance for loan losses..........      2,073         1.4        1,107         0.7
                                       ---------   ---------    ---------   ---------
    Total loans receivable, net......  $ 142,929       100.0%   $ 156,280       100.0%
                                       =========   =========    =========   =========

---------------------------
(1)     Includes a portion of real estate construction loans.

        ONE- TO FOUR-FAMILY MORTGAGE LOANS. The Bank's primary lending activity is the origination of one- to four-family, owner-occupied, residential mortgage loans secured by property located in the Bank's market area. Loans are generated through the Bank's marketing efforts, its existing customers and referrals, real estate brokers, builders and local businesses. The Bank generally has limited its real estate loan originations to the financing of properties located within its market area. At December 31, 2005, the Bank had $40.1 million, or 28.2% of its net loan portfolio, invested in mortgage loans secured by one- to four-family residences.

        The Bank originates for resale to Freddie Mac and FHLB fixed-rate residential one- to four-family loans with terms of 15 years or more. The Bank's fixed-rate mortgage loans amortize monthly with principal and interest due each month. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option. The Bank offers fixed-rate one- to four-family mortgage loans with terms of up to 30 years.

        The Bank currently offers ARM loans for terms ranging up to 30 years. The Bank generally offers ARM loans that adjust every year from the date of origination, with interest rate adjustment limitations up to two percentage points per year and with a cap of up to six percentage points on total interest rate increases over the life of the loan. In a rising interest rate environment, such rate limitations may prevent ARM loans from repricing to market interest rates, which would have an adverse effect on net interest income. The Bank has used different interest indices for ARM loans in the past, and primarily uses the one-year Constant Maturity Treasury Index. ARM loans secured by residential one- to four-family real estate totaled $19.4 million, or 48.3% of the Bank's total one- to four-family residential real estate loans receivable at December 31, 2005. The origination of fixed-rate mortgage loans versus ARM loans is monitored on an ongoing basis and is affected significantly by the level of market interest rates, customer preference, the Bank's interest rate gap position and loan products offered by the Bank's competitors. Particularly in a relatively low interest rate environment, borrowers have shown a preference for fixed-rate loans over ARM loans. During 2005, the Bank originated $21.3 million of fixed-rate residential mortgage loans and $10.3 million of ARM and balloon loans.

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

        When underwriting residential real estate loans, the Bank reviews and verifies each loan applicant's income and credit history. Management believes that stability of income and past credit history are integral parts in the underwriting process. Generally, the applicant's total monthly mortgage payment, including all escrow amounts, is limited to 28% of the applicant's total monthly income. In addition, total monthly obligations of the applicant, including mortgage payments, should not generally exceed 38% of total monthly income. Written appraisals are generally required on real estate property offered to secure an applicant's loan. For fixed-rate real estate loans with loan to value ("LTV") ratios of between 80% and 95%, the Bank requires private mortgage insurance. The Bank requires fire and casualty insurance on all properties securing real estate loans. The Bank may require title insurance, or an attorney's title opinion, as circumstances warrant.

        COMMERCIAL AND AGRICULTURAL REAL ESTATE AND MULTI-FAMILY RESIDENTIAL REAL ESTATE LOANS. The Bank originates commercial and agricultural real estate and multi-family residential real estate loans. At December 31, 2005, $33.9 million, or 23.8%, of the Bank's total loan portfolio consisted of commercial and agricultural real estate loans and $6.0 million, or 4.2%, consisted of multi-family real estate loans. During 2005, the Bank originated $5.7 million in loans secured by multi-family properties, compared with $290,000 in originations during 2004. During 2005, loan originations secured by commercial and agricultural real estate totaled $16.9 million, as compared to $10.8 million in 2004. The Bank's commercial and agricultural real estate loans are secured primarily by improved properties such as retail facilities and office buildings, farms, churches and other non-residential buildings. At December 31, 2005, the Bank's commercial real estate loan portfolio included $824,000 in loans secured by churches, $19.6 million in loans secured by land, and $13.5 million in loans secured by other commercial properties. The maximum LTV ratio for commercial real estate loans originated by the Bank is 80%. The largest commercial real estate loan had a principal balance of $1.9 million, all of which was secured by farmland. At December 31, 2005, the largest multi-family residential real estate loan had a principal balance of $2.0 million.

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

        COMMERCIAL AND AGRICULTURAL BUSINESS LOANS. The Bank originates commercial and agricultural business loans to borrowers located in its market area which are secured by collateral other than real estate or which can be unsecured. Such business loans are generally secured by equipment and inventory and generally are offered with adjustable rates and various terms of maturity. The Bank will originate unsecured business loans in those instances where the applicant's financial strength and creditworthiness has been established. Commercial and agricultural business loans generally bear higher interest rates than residential loans, but they also may involve a higher risk of default since their repayment is generally dependent on the successful operation of the borrower's business. The Bank generally obtains personal guarantees from the borrower or a third party as a condition to originating its business loans. Commercial and agricultural business loans totaled $28.7 million, or 20.2%, of the Bank's total loan portfolio at December 31, 2005. The Bank has increased its originations of business loans in response to customer demand. During the year ended December 31, 2005, the Bank originated $23.4 million in commercial and agricultural business loans. At that date, the Bank's largest commercial business loan had a principal balance of $670,000, and was secured by inventory, accounts, and warehouse receipts. This loan was performing in accordance with its terms at December 31, 2005.

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

        CONSUMER LOANS. As of December 31, 2005, consumer loans totaled $35.6 million, or 25.0%, of the Bank's total loan portfolio. The principal types of consumer loans offered by the Bank are home equity loans and automobile loans. Consumer loans generally are offered on a fixed-rate basis. The largest category of consumer loans in the Bank's portfolio consists of home equity loans. At December 31, 2005, home equity and home improvement loans totaled $26.4 million, or 18.5%, of the Bank's total loan portfolio. The Bank's home equity loans are generally secured by the borrower's principal residence. The maximum amount of a home equity line of credit is generally 95% of the appraised value of a borrower's real estate collateral less the amount of any prior mortgages or related liabilities. Home equity loans are approved with both fixed and adjustable interest rates which are determined by the Bank based upon market conditions. Such loans may be fully amortized over the life of the loan or have a balloon feature. Generally, the maximum term for home equity loans is 10 years.

        The second largest category of consumer loans in the Bank's portfolio consists of loans secured by automobiles. At December 31, 2005, consumer loans secured by automobiles totaled $4.6 million, or 3.2%, of the Bank's total loan portfolio. Automobile loans are offered with maturities of up to 60 months for new automobiles. Loans secured by used automobiles will have maximum terms which vary depending upon the age of the automobile. The Bank generally makes automobile loans with a LTV ratio below the greater of 80% of the purchase price or 100% of NADA loan value, although in the case of a new car loan the LTV ratio may be greater or less depending on the borrower's credit history, debt to income ratio, home ownership and other banking relationships with the Bank.

        Consumer loans entail greater risks than one- to four-family residential mortgage loans, particularly consumer loans secured by rapidly depreciating assets such as automobiles or loans that are unsecured. In such cases, collateral repossessed after a default may not provide an adequate source of repayment of the outstanding loan balance because of damage, loss or depreciation. Further, consumer loan payments are dependent on the borrower's continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Such events would increase the Bank's risk of loss on unsecured loans. Finally, the application of various Federal and state laws, including Federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the event of a default. At December 31, 2005, consumer loans 90 days or more delinquent, including those for which the accrual of interest has been discontinued, totaled $262,000, or 0.74%, of the Bank's total consumer loans.

        The underwriting standards employed by the Bank for consumer loans include a determination of the applicant's credit history and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan. The stability of the applicant's monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income. The Bank also considers the length of employment with the borrower's present employer as well as the amount of time the borrower has lived in the local area. Creditworthiness of the applicant is of primary consideration; however, the underwriting process also includes a comparison of the value of the collateral in relation to the proposed loan amount. Of the consumer loans 90 days or more delinquent, over 50% are secured by one-to-four family real estate, upon which a material loss is not expected to be realized. The two largest loans in this category total $137,000 and are secured by mortgages on residential real estate. No assurance can be given, however, that the Bank's delinquency rate or loss experience on consumer loans will not increase in the future.

        LOAN MATURITY SCHEDULE. The following table sets forth certain information at December 31, 2005 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdraft loans are reported as due in one year or less.

                                                            OVER 1
                                                WITHIN      YEAR TO       BEYOND
                                                1 YEAR      5 YEARS      5 YEARS       TOTAL
                                             -----------  -----------  -----------  -----------
                                                               (IN THOUSANDS)
Real estate loans:
   One-to four-family real estate........    $     5,145  $    14,746  $    20,235  $    40,126
   Commercial and agricultural real
     estate..............................          3,350        4,737       25,592       33,859
   Multi-family residential..............            202        1,813        3,995        6,010
Commercial and agricultural business
     loans...............................         15,053       12,054        1,572       28,679
Consumer Loans:
   Home equity/Home improvement..........          6,718       15,371        4,293       26,382
   Automobile............................            551        3,973           56        4,580
   Other.................................          2,196        2,022          439        4,657
                                             -----------  -----------  -----------  -----------
Total....................................    $    33,395  $    54,716  $    56,182  $   144,293
                                             ===========  ===========  ===========  ===========

        The following table sets forth at December 31, 2005, the dollar amount of all fixed-rate and adjustable-rate loans. At December 31, 2005, fixed-rate loans include $21.0 million in fixed-rate balloon payment loans with original maturities of five years or less. The total dollar amount of fixed-rate loans and adjustable-rate loans due after December 31, 2006, was $71.1 million and $39.8 million, respectively.

                                                           FIXED        ADJUSTABLE        TOTAL
                                                       -------------   -------------   -----------
                                                                     (IN THOUSANDS)
 Real estate loans:
    One- to four-family real estate...............     $      30,870   $       9,256   $    40,126
    Commercial and agricultural real estate.......            12,831          21,028        33,859
    Multi-family real estate                                   2,517           3,493         6,010
 Commercial and agricultural business loans.......            23,736           4,943        28,679
 Consumer loans:
    Home equity/Home improvement..................            23,019           3,363        26,382
    Automobile....................................             4,580              --         4,580
    Other.........................................             4,105             552         4,657
                                                       -------------   -------------   -----------
 Total............................................     $     101,658   $      42,635   $   144,293
                                                       =============   =============   ===========

        LOAN ORIGINATION, SOLICITATION AND PROCESSING. Loan originations are derived from a number of sources such as real estate broker referrals, existing customers, borrowers, builders, attorneys and walk-in customers. Upon receipt of a loan application, a credit report is obtained to verify specific information relating to the applicant's employment, income, and credit standing. In the case of a real estate loan, an appraisal of the real estate intended to secure the proposed loan is undertaken by an independent appraiser approved by the Bank. A loan application file is first reviewed by a loan officer in the Bank's loan department who checks applications for accuracy and completeness, and verifies the information provided. The financial resources of the borrower and the borrower's credit history, as well as the collateral securing the loan, are considered an integral part of each risk evaluation prior to approval. The Board has established individual lending authorities for each loan officer by loan type. Loans over an individual officer's lending limits must be approved by the officers' loan committee consisting of the chairman of the board, president, senior loan administrator and all lending officers, which meets three times a week, and has lending authority up to $417,000 depending on the type of loan. Loans with a principal balance over this limit, up to $750,000, must be approved by the directors' loan committee, which meets weekly and consists of the chairman of the board, president, senior vice president, senior loan administrator and at least two outside directors, plus all lending officers as non-voting members. The Board of Directors approves all loans with a principal balance over $750,000. The Board of Directors ratifies all loans made by the Bank. Once the loan is approved, the applicant is informed and a closing date is scheduled. The Bank typically funds its loan commitments within 30 days.

        If the loan is approved, the borrower must provide proof of fire and casualty insurance on the property serving as collateral which insurance must be maintained during the full term of the loan; flood insurance is required in certain instances. Title insurance or an attorney's opinion based on a title search of the property is generally required on loans secured by real property.

        ORIGINATION, PURCHASE AND SALE OF LOANS. Set forth below is a table showing the Bank's loan originations, purchases, sales and repayments for the periods indicated. It is the Bank's policy to originate for sale into the secondary market fixed-rate mortgage loans with maturities of 15 years or more and to originate for retention in its portfolio ARM loans and loans with balloon payments. Purchases consist of participations in loans originated by other financial institutions. Currently, the Bank usually obtains commitments prior to selling its fixed-rate mortgage loans. It is the Bank's policy to sell fixed-rate mortgage loans as market conditions permit.

                                                                          AT DECEMBER 31,
                                                     --------------------------------------------------------
                                                        2005        2004        2003        2002       2001
                                                     ---------   ---------   ---------   ---------   --------
                                                                          (IN THOUSANDS)
Total loans receivable at beginning of period....    $ 127,855   $ 129,480   $ 145,283   $ 157,977   $173,827
                                                     ---------   ---------   ---------   ---------   --------
Originations:
  Real estate loans:
      One- to four-family residential............       31,551      29,599     110,440      99,480     99,081
      Commercial and agricultural................       16,902      10,821       9,154       5,519      2,662
      Multi-family residential...................        5,731         290         216         293        552
  Commercial and agricultural....................       23,434      21,907      19,880      22,850     26,627
  Consumer:
      Home equity/Home improvement...............       19,021      15,009      12,968      16,536     20,761
      Automobile.................................        3,697       2,808       2,516       5,790      7,826
      Other......................................        4,560       3,805       5,009       6,309      6,483
                                                     ---------   ---------   ---------   ---------   --------
        Total originations.......................      104,896      84,239     160,183     156,777    163,992
Participation loans purchased....................        4,634       1,700       2,120         723      1,312
Transfer of mortgage loans to foreclosed real
  estate owned...................................          933         999       1,023         806      1,191
Repayments.......................................       70,891      69,634      69,363      83,326     99,668
Loan sales.......................................       21,268      16,931     107,720      86,062     80,295
                                                     ---------   ---------   ---------   ---------   --------
         Total loans receivable at end of
           period................................    $ 144,293   $ 127,855   $ 129,480   $ 145,283   $157,977
                                                     =========   =========   =========   =========   ========

        LOAN ORIGINATION AND OTHER FEES. In addition to interest earned on loans, the Bank may charge loan origination fees. The ability of the Bank to charge loan origination fees is influenced by the demand for mortgage loans and competition from other lenders in the Bank's market area. In December 1986, the FASB issued SFAS No. 91 on the accounting for non-refundable fees and costs associated with originating or acquiring loans. To the extent that loans are originated or acquired for the Bank's portfolio, SFAS No. 91 requires that the Bank defer loan origination fees and costs and amortize such amounts as an adjustment of yield over the life of the loan by use of the level yield method. SFAS No. 91 applies to fiscal years beginning after December 15, 1987. SFAS No. 91 reduces the amount of revenue recognized by many financial institutions at the time such loans are originated or acquired. Fees deferred under SFAS No. 91 are recognized into income immediately upon the sale of the related loan. At December 31, 2005, the Bank had $74,000 of net deferred loan fees. Loan origination fees are volatile sources of income. Such fees vary with the volume and type of loans and commitments made and purchased and with competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money.

        In addition to loan origination fees, the Bank also receives other fees and service charges that consist primarily of extension fees and late charges. The Bank recognized fees and service charges of $101,000, $88,000 and $111,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

        LOAN CONCENTRATION. With certain exceptions, an Illinois-chartered savings bank may not make a loan or exceed credit for secured and unsecured loans for business, commercial, corporate or agricultural purposes to a single borrower in excess of 25% of the savings bank's total capital, as defined by regulation. At December 31, 2005, the Bank's loans-to-one borrower limit was $5.0 million. At December 31, 2005 the Bank had no loans in excess of its loans-to-one borrower limitation.

DELINQUENCIES AND CLASSIFIED ASSETS

        The Bank's collection procedures provide that when a mortgage loan is either ten days (in the case of ARM and balloon loans) or 15 days (in the case of fixed-rate loans) past due, a computer-generated late charge notice is sent to the borrower requesting payment plus a late charge. If the mortgage loan remains delinquent, a telephone call is made or a letter is sent to the borrower stressing the importance of reinstating the loan and obtaining reasons for the delinquency. When a loan continues in a delinquent status for 60 days or more, and a repayment schedule has not been made or kept by the borrower, a notice of intent to foreclose upon the underlying property is then sent to the borrower, giving 10 days to cure the delinquency. If not cured, foreclosure proceedings are initiated. Consumer loans receive a ten-day grace period before a late charge is assessed. Collection efforts begin after the grace period expires. At December 31, 2005, 2004 and 2003 the percentage of nonperforming loans to net loans receivable were 0.83%, 1.58% and 2.61%, respectively.

        RECOVERY FROM INSURANCE COMPANY. During 2003, the Company received a $563,000 recovery, which represents the negotiated settlement with the Company's insurance carrier. The recovery related to the loss suffered by the Company from a loan defalcation discovered during 2001.

        DELINQUENT LOANS AND NONPERFORMING ASSETS. Loans are reviewed on a regular basis and are placed on nonaccrual status when, in the opinion of management, the collection of additional interest is doubtful. Commercial and home equity loans are placed on nonaccrual status when either principal or interest is 90 days or more past due. Mortgages and other consumer loans are placed on nonaccrual status when either principal or interest is 120 days or more past due. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on management's assessment of the ultimate collectibility of the loan.

        Management monitors all past due loans and nonperforming assets. Such loans are placed under close supervision with consideration given to the need for additional allowance for loan loss, and (if appropriate) partial or full charge-off. At December 31, 2005, the Bank had $21,000 of loans 90 days or more delinquent that were still accruing interest.

        Real estate acquired through foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until such time as it is sold. When real estate owned is acquired, it is recorded at the lower of the unpaid principal balance of the related loan, or its fair market value, less estimated selling expenses. Any further write-down of real estate owned is charged against earnings. At December 31, 2005, the Bank owned $456,000 of property classified as real estate owned.

        DELINQUENT LOANS. The following table sets forth information regarding delinquent loans and other real estate owned by the Bank at the dates indicated. As of the dates indicated, the Bank had immaterial restructured loans within the meaning of SFAS No. 15, 114, and 118.

                                                                       AT DECEMBER 31,
                                                   ---------------------------------------------------------
                                                     2005        2004        2003        2002         2001
                                                   ---------   ---------   ---------   ---------   ---------
                                                                    (DOLLARS IN THOUSANDS)
Non-accruing loans:
   One- to four-family residential............     $     624   $     711   $   1,022   $     769   $     805
   Commercial and agricultural real estate....            --         181         224         186         273
   Commercial and agricultural business.......           290          57         613         301          24
   Home equity/Home improvement...............           222         652       1,101       1,860         971
   Automobile.................................             1          68         139         196         181
                                                   ---------
   Other Consumer.............................            20          20          22         198         106
                                                   ---------   ---------   ---------   ---------   ---------
     Total....................................         1,157       1,689       3,121       3,510       2,360
                                                   ---------   ---------   ---------   ---------   ---------

Accruing loans delinquent more than 90 days:
   One- to four-family residential............     $       2   $     270   $     168   $      64   $      --
   Commercial and agricultural real estate....            --          --          --         259       1,658
   Commercial and agricultural business.......            --          23          --          --          --
   Automobile.................................            17           4          15          --          --
   Other Consumer.............................             2           1           7          28           9
                                                   ---------   ---------   ---------   ---------   ---------
     Total....................................            21         298         190         351       1,667
                                                   ---------   ---------   ---------   ---------   ---------

Foreclosed assets:
   One- to four-family residential............     $     276   $     426   $     499   $     442   $     945
   Commercial and agricultural real estate....           180         139          --          --          --
   Automobile.................................            15          19          18          38          60
                                                   ---------   ---------   ---------   ---------   ---------
     Total....................................           471         584         517         480       1,005
                                                   ---------   ---------   ---------   ---------   ---------

Total non-performing assets...................     $   1,649   $   2,571   $   3,828   $   4,341   $   5,032
                                                   =========   =========   =========   =========   =========
Total as a percentage of total assets.........          0.65%       1.01%       1.46%       1.72%       2.09%
                                                   =========   =========   =========   =========   =========

-----------------------------
Loans delinquent 60 to 89 days at December 31, 2005 totaled $319,000, or 0.22% of net loans.

        Interest income that would have been recorded under the original terms of loans classified as non-accruing loans totaled approximately $56,000 for the year ended December 31, 2005. Interest income from such loans that was included in net income for the year ended December 31, 2005 totaled $21,000.

        CLASSIFIED ASSETS. Federal and state regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examination of insured institutions, Federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. For assets classified "substandard" and "doubtful," the institution is required to establish general loan loss reserves in accordance with accounting principles generally accepted in the United States of America. Assets classified "loss" must be either completely written off or supported by a 100% specific reserve. The Bank also maintains a category designated "special mention" which is established and maintained for assets not currently requiring classification but having potential weaknesses or risk characteristics that could result in future problems. An institution is required to develop an in-house program to classify its assets, including investments in subsidiaries, on a regular basis and set aside appropriate loss reserves on the basis of such classification. As part of the periodic exams of the Bank by the FDIC and the Illinois Commissioner of Banks and Real Estate ("Commissioner"), the staff of such agencies reviews the Bank's classifications and determines whether such classifications are adequate. Such agencies have, in the past, and may in the future require the Bank to classify certain assets which management has not otherwise classified or require a classification more severe than established by management. At December 31, 2005, the Bank's classified assets totaled $1.9 million, all of which were classified substandard.

        At December 31, 2005, the Bank's largest nonperforming loan had a principal balance of $160,000 and was secured by a first mortgage on residential property. The sale of the property underlying this loan is scheduled to occur during the second quarter of 2006. The Bank does not anticipate any further loss on the loan.

        The decrease in the level of nonperforming assets and watch list credits reflects the actions taken by management over the past several years. The Company has an experienced senior loan administrator and collections and loan review departments which monitor the loan portfolio and actively seek to prevent any deterioration of asset quality.

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

        The level of the allowance for loan losses is based on ongoing, quarterly assessments of the probable estimated losses in the loan portfolio. The Bank's methodology for assessing the appropriateness of the allowance consists of applying several formula methods to identified problem loans and portfolio segments. The allowance is calculated by applying loss factors to outstanding loan balances, based on an internal risk grade of such loans or pools of loans. Changes in risk grades of both performing and nonperforming loans affect the amount of the allowance. Loss factors are based primarily on historical loss experience over the past five years, and may be adjusted for other significant conditions that, in management's judgment, affect the collectibility of the loan portfolio.

        Since the adequacy of the allowance for loan losses is based upon estimates of probable losses, actual losses can vary significantly from the estimated amounts. The historical loss factors attempt to reduce this variance by taking into account recent loss experience. Management evaluates several other conditions in connection with the allowance, including general economic and business conditions, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the portfolio, and regulatory examination results. Management believes the current balance of the allowance for loan losses is adequate. Management will continue to monitor the loan portfolio and assess the adequacy of the allowance at least quarterly.

        For the years ended December 31, 2005, 2004 and 2003, the Bank provided $245,000, $550,000 and $2.1 million, respectively, to the allowance for loan losses. The Bank's allowance for loan losses totaled $1.8 million, $1.9 million and $2.2 million at December 31, 2005, 2004 and 2003, respectively. Although the Bank maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts or that the Bank will not be required to make additions to the allowance for loan losses in the future. Future additions to the Bank's allowance for loan losses and changes in the related ratio of the allowance for loan losses to nonperforming loans are dependent upon the economy, changes in real estate values and interest rates, the view of the regulatory authorities toward adequate loan loss reserve levels, and inflation. Management will continue to review the entire loan portfolio to determine the extent, if any, to which further additional loan loss provisions may be deemed necessary.

        ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES. The following table summarizes changes in the allowance for loan losses by loan categories for each period and additions to the allowance for loan losses, which have been charged to operations.

                                                                             DECEMBER 31,
                                                   -------------------------------------------------------------
                                                      2005         2004         2003         2002        2001
                                                   ----------   ----------   ----------   ---------   ----------
                                                                        (DOLLARS IN THOUSANDS)
Balance at beginning of period...............      $    1,888   $    2,186   $    2,073   $    1,107  $    1,206

Charge-offs:
   One- to four-family residential...........             161          179          365          251         109
   Commercial and agricultural real estate...              53          244          432           55          61
   Commercial and agricultural business......               8          186          153          44           89
   Home equity/Home improvement..............             145          294          666          395         267
   Automobile................................              30          137          256          213         296
   Other Consumer............................              36           33          182          163         322
                                                   ----------   ----------   ----------   ----------  ----------
   Total.....................................             433        1,073        2,054        1,121       1,144
                                                   ----------   ----------   ----------   ----------  ----------

Recoveries:
   One- to four-family residential...........              14           36            5           17          --
   Commercial and agricultural real estate...              --          119           18            2          --
   Commercial and agricultural business......              --           12           --           11          --
   Home equity/Home improvement..............              98           14            5           10           5
   Automobile................................              17           23           20           26          26
   Other Consumer............................              17           21           44           21          14
                                                   ----------   ----------   ----------   ----------  ----------
   Total.....................................             146          225           92           87          45
                                                   ----------   ----------   ----------   ----------  ----------

Net loans charge-offs........................             287          848        1,962        1,034       1,099
Additions charged to operations..............             245          550        2,075        2,000       1,000

Balance at end of period.....................      $    1,846   $    1,888   $    2,186   $    2,073  $    1,107
                                                   ==========   ==========   ==========   ==========  ==========

Total loans outstanding......................      $  144,293   $  127,855   $  129,480   $  145,283  $  157,729
Average net loans outstanding................      $  137,740   $  128,279   $  138,792   $  152,848  $  162,230

Allowance for loan losses as a percentage
of total loans at end of period..............            1.28%        1.48%        1.69%        1.43%       0.70%
                                                   ==========   ==========   ==========   ==========  ==========
Net loans charged off as a percent of
average net loans outstanding................            0.21%        0.66%        1.41%        0.68%       0.68%
                                                   ==========   ==========   ==========   ==========  ==========
Ratio of allowance for loan losses to
nonperforming loans..........................          156.71%       95.02%       66.02%       53.69%      27.37%
                                                   ==========   ==========   ==========   ==========  ==========
Ratio of allowance for loan losses to
total nonperforming assets at end of period..          111.95%       73.43%       57.11%       47.75%      22.00%
                                                   ==========   ==========   ==========   ==========  ==========

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

                                                                    AT DECEMBER 31,
                                     ----------------------------------------------------------------------------
                                              2005                       2004                      2003
                                     ------------------------  ------------------------  ------------------------
                                                  % OF LOANS                % OF LOANS                % OF LOANS
                                                    IN EACH                   IN EACH                   IN EACH
                                                  CATEGORY TO               CATEGORY TO               CATEGORY TO
                                        AMOUNT     NET LOANS      AMOUNT     NET LOANS     AMOUNT      NET LOANS
                                     -----------  -----------  -----------  -----------  -----------  -----------
                                                                (DOLLARS IN THOUSANDS)
One- to four-family residential....   $      448       28.2%    $      520       33.1%    $      555       31.7%
Commercial and agricultural real
 estate............................          199       23.8            198       19.5            285       16.8
Multi-family residential...........           40        4.2              8        1.8              3        1.9
Commercial and agricultural
 business..........................          129       20.2             71       20.8            192       23.4
Home equity/Home improvement.......          785       18.5            845       19.3            817       18.6
Automobile.........................          110        3.2            140        3.6            194        5.1
Other Consumer.....................          135        3.3            106        3.5            140        4.4
                                      ----------     ------     ----------     ------     ----------     ------
Total..............................   $    1,846      101.4%    $    1,888      101.6%    $    2,186      101.9%
                                      ==========     ======     ==========     ======     ==========     ======

(Continued)

                                                        AT DECEMBER 31,
                                     --------------------------------------------------
                                              2002                       2001
                                     ------------------------  ------------------------
                                                  % OF LOANS                % OF LOANS
                                                    IN EACH                   IN EACH
                                                  CATEGORY TO               CATEGORY TO
                                        AMOUNT     NET LOANS      AMOUNT     NET LOANS
                                     -----------  -----------  -----------  -----------
                                                    (DOLLARS IN THOUSANDS)
One- to four-family residential..     $      516       30.7%    $       95       29.8%
Commercial and agricultural real
 estate..........................            180       12.9             19       11.7
Multi-family residential.........             10        1.9              2        1.6
Commercial and agricultural
 business                                    169       22.0            155       19.6
Home equity/Home improvement.....            653       21.8            429       24.7
Automobile.......................            329        7.3            253        8.3
Other Consumer...................            216        5.0            154        5.2
                                      ----------     ------     ----------     ------
Total............................     $    2,073      101.6%    $    1,107      100.9%
                                      ==========     ======     ==========     ======

INVESTMENT ACTIVITIES

        The Bank's investment portfolio includes available-for-sale investment securities and mortgage backed securities, other investments, and Federal Home Loan Bank stock. The portfolio consists primarily of U. S. government and agency securities, along with mortgage-backed securities (discussed below), interest-earning deposits in other financial institutions, Federal funds sold, municipal bonds and FHLB stock. The Bank's portfolio of equity investment securities totaled $48,000 at December 31, 2005 consisting of an interest in a local community development corporation and Farmer Mac stock. In addition, the Bank's investment portfolio included $1.2 million of local municipal bonds. The Bank had no Federal funds sold at December 31, 2005. The Bank's portfolio of U.S. Government and Agency Securities totaled $78.1 million at December 31, 2005. The Bank's holdings of FHLB stock totaled $1.5 million at December 31, 2005. The Bank had $1.4 million in interest-earning deposits at December 31, 2005 consisting of deposits in the Federal Home Loan Bank and other correspondent accounts. Total long-term investments at December 31, 2005 were $75.6 million. The Bank's short-term and long-term investment portfolio is expected to continue to change based on liquidity needs associated with loan origination activities.

        The Bank is required under Federal regulations to maintain a minimum amount of liquid assets that may be invested in specified short-term securities and certain other investments. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of the level of yield that will be available in the future, as well as management's projections as to the short-term demand for funds to be used in the Bank's loan origination and other activities. The Bank's liquidity ratio at December 31, 2005 was 34.7%, which was adequate to meet its normal business activities.

        MORTGAGE-BACKED SECURITIES. The Bank occasionally invests in mortgage-backed securities issued or guaranteed by the United States Government or agencies thereof. These securities, which consist primarily of mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac, had an amortized cost of $8.9 million, $15.2 million and $7.6 million at December 31, 2005, 2004 and 2003, respectively. At December 31, 2005, all of the mortgage-backed securities in the investment portfolio had fixed-rates of interest. The market value of the Bank's mortgage-backed securities portfolio was $8.6 million, $15.2 million and $7.6 million at December 31, 2005, 2004 and 2003, respectively, and the weighted average rate as of December 31, 2005, 2004 and 2003 was 3.93%, 3.87% and 3.88%, respectively.

        Set forth below is a table showing the Bank's purchases, sales and repayments of mortgage-backed securities for the periods indicated.

                                                                         AT DECEMBER 31,
                                                   --------------------------------------------------------
                                                      2005        2004        2003        2002       2001
                                                   ---------   ---------   ---------   ---------   --------
                                                                        (IN THOUSANDS)
Mortgage-backed securities at beginning
  of period..................................      $  15,171   $   7,597   $   2,822    $  4,264   $  6,689
Purchases....................................            686      12,605       8,082          --         --
Sales........................................          4,556       1,470       2,305          60         --
Repayments...................................          2,351       3,439         910       1,350      2,499
Premium amortization.........................            (66)       (113)        (29)         --          2
Net unrealized gain (loss)...................           (238)         (9)        (63)        (32)        72
                                                   ---------   ---------   ---------   ---------   --------
Mortgage-backed securities at end of period..      $   8,646   $  15,171   $   7,597   $   2,822   $  4,264
                                                   =========   =========   =========   =========   ========

        INVESTMENT SECURITIES AND SHORT-TERM INVESTMENT PORTFOLIO. The following table sets forth the carrying value of the Bank's investment securities portfolio and short-term investments at the dates indicated. At December 31, 2005, the market value of the Bank's short-term investment portfolio approximated its cost.

                                                                         AT DECEMBER 31,
                                                   --------------------------------------------------------
                                                      2005        2004        2003        2002       2001
                                                   ---------   ---------   ---------   ---------   --------
                                                                        (IN THOUSANDS)
Investment securities:
  FHLB stock....................................   $   1,539   $   1,466   $   1,381   $   1,279   $  1,215
  Equity securities and municipal bonds.........       1,199       2,015       1,955         779      2,160
  U.S. Government and agency securities.........      78,083      83,192      97,578      72,846     42,984
                                                   ---------   ---------   ---------   ---------   --------
           Total investment securities..........   $  80,821   $  86,673   $ 100,914   $  74,904   $ 46,359
                                                   =========   =========   =========   =========   ========

Short-term investments:
  Interest-bearing deposits in other
    depository institutions.....................   $   1,444    $  4,793   $   1,842   $   3,865   $  6,506
  Federal funds sold............................          --          --         500         800      1,010
                                                   ---------   ---------   ---------   ---------   --------
        Total short-term investments............   $   1,444   $   4,793   $   2,342   $   4,665   $  7,516
                                                   =========   =========   =========   =========   ========

        The following table sets forth the maturities and weighted average yields of the Bank's securities portfolio, excluding FHLB stock and equity securities, at December 31, 2005.

                                                                 CARRYING VALUE AT DECEMBER 31, 2005
                                                   --------------------------------------------------------------
                                                                                                         TOTAL
                                                   LESS THAN      1 TO 5       5 TO 10       OVER      INVESTMENT
                                                     1 YEAR       YEARS         YEARS      10 YEARS    SECURITIES
                                                   ----------   ----------   ----------   ----------   ----------
                                                                       (DOLLARS IN THOUSANDS)
Securities available-for-sale:
  U.S. Government...............................   $    3,642   $   57,808   $   16,156   $      477   $   78,083
  Municipal bonds...............................           --          575          360          216        1,151
                                                   ----------   ----------   ----------   ----------   ----------
      Total.....................................   $    3,642   $   58,383   $   16,516   $      693   $   79,234
                                                   ==========   ==========   ==========   ==========   ==========

Weighted average yield..........................         2.22%        3.39%        4.22%        4.18%        3.52%

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

DEPOSIT ACTIVITY

        The following table sets forth the deposit activities of the Bank for the periods indicated.

                                                                          AT DECEMBER 31,
                                                   ---------------------------------------------------------------
                                                       2005        2004         2003         2002         2001
                                                   -----------  -----------  -----------  -----------  -----------
                                                                           (IN THOUSANDS)
Deposits.........................................  $   880,758  $   820,349  $   895,755  $ 1,067,912  $   838,886
Withdrawals......................................      891,454      833,264      890,499    1,064,640      827,381
                                                   -----------  -----------  -----------  -----------  -----------
Net increase (decrease) before interest credited.      (10,696)     (12,915)       5,256        3,272       11,505
Interest credited................................        3,332        3,476        4,315        5,431        7,595
                                                   -----------  -----------  -----------  -----------  -----------
   Net increase (decrease) in deposits...........  $    (7,364) $    (9,439) $     9,571  $     8,703  $    19,100
                                                   ===========  ===========  ===========  ===========  ===========

DEPOSIT PORTFOLIO

        Deposits in the Bank as of December 31, 2005 were represented by the various types of deposit programs described below:


  WEIGHTED                                                                                         PERCENTAGE
   AVERAGE                                                             MINIMUM                      OF TOTAL
INTEREST RATE      MINIMUM TERM             DEMAND ACCOUNTS             AMOUNT       BALANCES       DEPOSITS
-------------      ------------             ---------------             ------       --------       --------
                                                                                  (IN THOUSANDS)

     0.00%             None           Noninterest-bearing checking      $   50       $  14,514           6.65%
     0.64              None           Interest-bearing checking             50          27,256          12.48
     1.12              None           Money market deposit accounts      2,500           8,780           4.02
     0.70              None           Savings                               50          29,007          13.35

                                         CERTIFICATES OF DEPOSIT

     3.27        Less than 1 year        Fixed term, fixed rate         $  500          99,868          45.67
     3.52            1-2 years           Fixed term, fixed rate            500          19,601           8.98
     3.85            2-3 years           Fixed term, fixed rate            500           8,131           3.72
     4.21            3-4 years           Fixed term, fixed rate            500           4,987           2.28
     4.88          Over 4 years          Fixed term, fixed rate            500           6,226           2.85
                                                                                      --------        -------
                                                                                      $218,370         100.00%
                                                                                      ========        =======

DEPOSIT FLOW

        The following table sets forth the change in dollar amount of savings deposits in the various types of savings accounts offered by the Bank between the dates indicated.

                                                                       AT DECEMBER 31,
                                         -------------------------------------------------------------------------
                                                          2005                                 2004
                                         -----------------------------------   -----------------------------------
                                           BALANCE      PERCENT     CHANGE      BALANCE       PERCENT     CHANGE
                                         ----------   ----------  ----------   ----------   ----------  ----------
                                                                   (DOLLARS IN THOUSANDS)
Club accounts.........................   $      137         0.06% $       11   $      126         0.06% $      (94)
Noninterest-bearing checking..........       14,514         6.65         290       14,224         6.30       1,373
Interest-bearing checking.............       27,256        12.48          19       27,237        12.10        (842)
Savings...............................       28,870        13.29        (960)      29,967        13.27        (492)
Money market deposit accounts.........        8,780         4.02        (470)       9,250         4.09        (444)
Certificates of deposit that mature:
  within 12 months....................       99,868        45.67      (6,499)     106,230        47.05      (6,349)
  within 12-36 months.................       27,732        12.70        (578)      28,310        12.53      (4,781)
  beyond 36 months....................       11,213         5.13         823       10,390         4.60       2,190
                                         ----------   ----------  ----------   ----------   ----------  ----------
    Total.............................   $  218,370       100.00% $   (7,364)  $  225,734       100.00% $   (9,439)
                                         ==========   ==========  ==========   ==========   ==========  ==========

(Continued)

                                                                       AT DECEMBER 31,
                                         -------------------------------------------------------------------------
                                                          2003                                 2002
                                         -----------------------------------   -----------------------------------
                                           BALANCE      PERCENT     CHANGE      BALANCE       PERCENT     CHANGE
                                         ----------   ----------  ----------   ----------   ----------  ----------
                                                                   (DOLLARS IN THOUSANDS)

Club accounts.........................   $      220         0.09% $        6   $      214         0.10% $       12
Noninterest-bearing checking..........       12,851         5.46        (678)      13,529         6.00       2,466
Interest-bearing checking.............       28,079        11.94       4,037       24,042        10.66         456
Savings...............................       30,459        12.96       4,458       26,001        11.52         826
Money market deposit accounts.........        9,694         4.12        (958)      10,652         4.72       2,999
Certificates of deposit that mature:
  within 12 months....................      112,579        47.87       2,907      109,672        48.61       4,113
  within 12-36 months.................       33,091        14.07      (3,327)      36,418        16.14      (1,185)
  beyond 36 months....................        8,200         3.49       3,126        5,074         2.25        (984)
                                         ----------   ----------  ----------   ----------   ----------  ----------
    Total.............................   $  235,173       100.00% $    9,571   $  225,602       100.00% $    8,703
                                         ==========   ==========  ==========   ==========   ==========  ==========

TIME DEPOSITS BY RATES

        The following table sets forth the certificates of deposit of the Bank classified by rates as of the dates indicated:

                                                                        AT DECEMBER 31,
                                                   ---------------------------------------------------------
                                                     2005         2004        2003        2002        2001
                                                   ---------   ---------   ---------   ---------   ---------
                                                                        (IN THOUSANDS)
Rate
----
1.99% or less..................................    $  13,044   $  39,500   $  33,579   $   3,757   $      --
2.00-3.99%.....................................       73,868      82,670      87,935      83,674      40,338
4.00-5.99%.....................................       51,479      17,803      22,201      41,164      63,363
6.00-7.99%.....................................          422       3,102       7,983      20,407      43,011
8.00 and greater...............................           --       1,855       2,172       2,162       2,508
                                                   ---------   ---------   ---------   ---------   ---------
                                                   $ 138,813   $ 144,930   $ 153,870   $ 151,164   $ 149,220
                                                   =========   =========   =========   =========   =========

        The following table sets forth the amount and maturities of certificates of deposit at December 31, 2005.

                                                                         AMOUNT DUE
                                        ----------------------------------------------------------------------------
Rate                                                                 OVER 2      OVER 3
----                                     LESS THAN   OVER 1 YEAR  YEARS TO 3   YEARS TO 4     OVER 4
                                         ONE YEAR    TO 2 YEARS      YEARS       YEARS        YEARS         TOTAL
                                        -----------  -----------  -----------  -----------  -----------  -----------
                                                                   (DOLLARS IN THOUSANDS)
1.99% or less....................        $  12,459    $     485    $      --    $     100    $      --    $  13,044
2.00-3.99%.......................           57,049       10,349        4,121        2,084          265       73,868
4.00-5.99%.......................           29,959        8,760        4,003        2,796        5,961       51,479
6.00-and greater.................              401            7            7            7           --          422
Weighted average rate............             3.26%        3.52%        3.85%        4.21%        4.89%        3.44%

        LARGE CERTIFICATES OF DEPOSIT. The following table indicates the balances of certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2005.

                                                                  CERTIFICATES
           MATURITY PERIOD                                         OF DEPOSIT
           ---------------                                         ----------
                                                                 (IN THOUSANDS)

           Less than 3 months................................       $ 17,739
           3-6 months........................................         10,006
           6-12 months.......................................         15,809
           Over 12 months....................................         11,930
                                                                    --------
               Total.........................................       $ 55,484
                                                                    ========

BORROWINGS

        Deposits are the primary source of funds for the Bank's lending and investment activities. If the need arises, the Bank may rely upon advances from the FHLB to supplement its supply of available funds and to fund deposit withdrawals. Advances from the FHLB are typically secured by the Bank's one- to four-family residential mortgage loans, United States Government and agency securities and mortgage-backed securities. The FHLB functions as a central reserve bank providing credit for the Bank and other member savings associations and financial institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages, provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of a member institution's stockholders' equity or on the FHLB's assessment of the institution's creditworthiness. At December 31, 2005, the Bank had $8.0 million in FHLB advances outstanding.

        Other borrowings consist of securities sold under agreements to repurchase which are swept daily from commercial deposit accounts. The Company may be required to provide additional collateral based on the fair value of the underlying securities.

        The following table sets forth certain information regarding borrowings by the Bank for the dates indicated.

                                                                        AT DECEMBER 31,
                                                   --------------------------------------------------------
                                                     2005         2004        2003        2002       2001
                                                   ---------   ---------   ---------   ---------  ---------
                                                                         (IN THOUSANDS)
Weighted average rate paid on:(1)
  FHLB advances.................................       3.91%       1.68%       1.30%         --%      6.80%
  Other borrowings..............................       3.14%       1.40%       1.16%       1.81%      1.51%
FHLB advances:
  Maximum balance...............................   $ 15,500    $  9,000    $  7,500    $     --   $  5,000
  Average balance...............................   $  8,071    $  2,993    $  1,243    $     --   $    795
Other:
   Maximum balance..............................   $  3,350    $  3,372    $  3,845    $  4,364   $  1,560
   Average balance..............................   $  2,116    $  2,185    $  2,192    $  2,097   $    849

------------------------------------
(1)     Calculated using the daily weighted average interest rates.

TRUST SERVICES

        The Bank operates a full-service trust department. As of December 31, 2005, the Bank's trust department was managing $25.1 million in trust assets. Assets managed by the trust department decreased $2.2 million during 2005, due to the settlement of a large estate account. Trust fees collected in 2005 totaled $75,000, which represented a decrease of $7,000 from 2004.

SUBSIDIARY ACTIVITIES

        The Bank has one wholly owned subsidiary, Financial Resources Group, Inc. ("Financial Resources"), an Illinois corporation. Financial Resources is engaged in the business of originating commercial business loans and, to a lesser extent, commercial real estate loans, one- to four-family loans, pursuant to Veteran's Administration ("VA") and Federal Housing Administration ("FHA") guidelines, and multi-family loans. In addition, Financial Resources operates an investment center engaged in the business of buying and selling stocks, bonds, annuities and mutual funds for its customers' accounts. At December 31, 2005, the Bank had $2.2 million in equity and retained earnings in Financial Resources. For the year ended December 31, 2005, Financial Resources had net income of $226,000.

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

        Set forth below is a summary of the Bank's compliance with its capital requirements as of December 31, 2005. At December 31, 2005, the Bank exceeded its applicable capital requirements.

                                                                          AT DECEMBER 31, 2005
                                                                      --------------------------
                                                                                     PERCENT OF
                                                                         AMOUNT        ASSETS
                                                                      -----------   ------------
                                                                        (DOLLARS IN THOUSANDS)
Tier 1(Core) Capital to Total Adjusted Assets (Leverage Ratio)
   Actual level...................................................     $  18,368         7.31%
   Required level.................................................        10,053         4.00
                                                                       ---------      -------
   Excess.........................................................     $   8,315         3.31%
                                                                       =========      =======
Tier 1 Capital to Risk-Weighted Assets:
   Actual level...................................................     $  18,368        11.66%
   Required level.................................................         6,300         4.00
                                                                       ---------      -------
   Excess.........................................................     $  12,068         7.66%
                                                                       =========      =======
Total Capital to Risk-Weighted Assets:
   Actual level...................................................     $  20,214        12.83%
   Required level.................................................        12,600         8.00
                                                                       ---------      -------
   Excess.........................................................     $   7,614         4.83%
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

        Under Illinois law, a savings bank may make both secured and unsecured loans. However, loans for business, corporate, commercial or agricultural purposes, whether secured or unsecured, may not in the aggregate exceed 15% of a savings bank's total assets unless authorized by the Commissioner. With the prior written consent of the Commissioner, savings banks may also engage in real estate development activities, provided that the total investment in any one project may not exceed 15% of total capital, and the total investment in all projects may not exceed 50% of total capital. The total loans and extensions of credit outstanding at one time, both direct and indirect, by a savings bank to any borrower may not exceed 25% of the savings bank's total capital. At December 31, 2005, the Bank did not have any loans-to-one borrower which exceeded this limitation.

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

DEPOSIT INSURANCE

        On February 15, 2006, federal legislation to reform federal deposit insurance was signed into law. This law requires, among other things, the merger of the Savings Association Insurance Fund and the Bank Insurance Fund into a unified insurance deposit fund, an increase in the amount of federal deposit insurance coverage from $100,000 to $130,000 (with a cost of living adjustment to become effective in five years), and the reserve ratio to be modified to provide for a range between 1.15% and 1.50% of estimated insured deposits. The law requires the FDIC to issue implementing regulations and the changes required by the law will not become effective until final regulations have been issued, which must be no later than 270 days from February 15, 2006.

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

        Compliance with the Sarbanes-Oxley Act has not had a material impact on the Company's results of operations or financial condition.

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

FEDERAL AND STATE TAXATION

        FEDERAL TAXATION. For federal income tax purposes, the Company files a federal income tax return based upon a tax year ended December 31. Because the Mutual Holding Company owns less than 80% of the outstanding Common Stock of the Company it is not permitted to file a consolidated federal income tax return with the Company. Since the Mutual Holding Company has no assets other than the stock of the Company and $1.1 million in cash, and an $186,000 investment in the local Bankers' Bancorp, Inc., it will have no material federal income tax liability.

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

        The Bank was last audited by the Internal Revenue Service for the tax years ended December 31, 1998. As a result of adjustments made during the audit, the Bank received a refund of $8,000 for 1998. For additional information regarding taxation, see Note 11 of Notes to Consolidated Financial Statements.

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

PERSONNEL

        As of December 31, 2005, the Bank and its subsidiary had a total of 98 full-time and 22 part-time employees. None of the Bank's employees is represented by a collective bargaining group. Management believes that its relationship with the Bank's employees is good.

AVAILABILITY OF ANNUAL REPORT ON FORM 10-K

        The Company's Annual Report on Form 10-K is available on its website at WWW.JACKSONVILLESAVINGS.COM.

ITEM 1A.   RISK FACTORS

CHANGING INTEREST RATES MAY CAUSE NET EARNINGS TO DECLINE.

        As market interest rates rise, the Bank will have competitive pressures to increase the rates that are paid on deposits, which may result in a decrease in net interest income. Furthermore, the value of the Bank's loans will be less should the Bank choose to sell such loans in the secondary market. Since as a general matter the Bank's interest-bearing liabilities reprice or mature more quickly than the Bank's interest-earning assets, an increase in interest rates generally would result in a decrease in the Bank's average interest rate spread and net interest income.

IF THE ALLOWANCE FOR LOAN LOSSES IS NOT SUFFICIENT TO COVER ACTUAL LOAN LOSSES, THE BANK'S EARNINGS COULD DECREASE.

        Loan customers may not repay their loans according to their terms, and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance. The Bank may experience significant loan losses, which could have a material adverse effect on the Bank's operating results. Management makes various assumptions and judgments about the collectibility of the loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of the Bank's loans.

        In determining the amount of the allowance for loan losses, management reviews delinquent loans for potential impairments in their carrying value. Additionally, the Bank applies a factor to the loan portfolio principally based on historical loss experience applied to the composition of the loan portfolio and integrated with management's perception of risk in the economy. Since the Bank uses assumptions regarding individual loans and the economy, the current allowance for loan losses may not be sufficient to cover actual loan losses, and increases in the allowance may be necessary. Consequently, the Bank may need to significantly increase the provision for losses on loans, particularly if one or more of the Bank's larger loans or credit relationships becomes delinquent or if the Bank expands non-residential, lending. In addition, federal and state regulators periodically review the Bank's allowance for loan losses and may require an increase to the provision for loan losses or recognize loan charge-offs.

IF ECONOMIC CONDITIONS DETERIORATE, EARNINGS COULD BE ADVERSELY IMPACTED AS BORROWERS' ABILITY TO REPAY LOANS DECLINES AND THE VALUE OF THE COLLATERAL SECURING THE BANK'S LOANS DECREASES.

        The Bank's financial results may be adversely affected by changes in prevailing economic conditions, including decreases in real estate values, changes in interest rates which may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal government and other significant external events. Since the Bank has a significant amount of loans secured by real estate, decreases in real estate values could adversely affect the value of property used as collateral. Adverse changes in the economy may also have a negative effect on the ability of the Bank's borrowers to make timely repayments of their loans, which would have an adverse impact on earnings.

PUBLIC SHAREHOLDERS DO NOT EXERCISE VOTING CONTROL OVER JACKSONVILLE BANCORP,
INC.

        A majority of the voting stock of Jacksonville Bancorp, Inc. will be owned by Jacksonville Bancorp, MHC. Jacksonville Bancorp, MHC will be controlled by its board of directors, who consist of those persons who are members of the board of directors of Jacksonville Bancorp, Inc. and Jacksonville Savings Bank. Jacksonville Bancorp, MHC elects all members of the board of directors of Jacksonville Bancorp, Inc., and, as a general matter, controls the outcome of all matters presented to the stockholders of Jacksonville Bancorp, Inc. for resolution by vote, except for matters that require a vote greater than a majority vote. Consequently, Jacksonville Bancorp, MHC, acting through its board of directors, is able to control the business and operations of Jacksonville Bancorp, Inc. and may be able to prevent any challenge to the ownership or control of Jacksonville Bancorp, Inc. by stockholders other than Jacksonville Bancorp, MHC. There is no assurance that Jacksonville Bancorp, MHC will not take actions that the public stockholders believe are against their interests.

STRONG COMPETITION WITHIN THE BANK'S MARKET AREA MAY LIMIT THE BANK'S GROWTH AND PROFITABILITY.

        Competition in the banking and financial services industry is intense. We compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Many of these competitors have substantially greater resources and lending limits than the Bank may offer certain services that the Bank does not or cannot provide. The Bank's profitability depends upon the continued ability to successfully compete.

WE OPERATE IN A HIGHLY REGULATED ENVIRONMENT AND MAY BE ADVERSELY AFFECTED BY CHANGES IN LAWS AND REGULATIONS.

        We are subject to extensive regulation, supervision and examination by the Office of Thrift Supervision, our chartering authority, and by the Federal Deposit Insurance Corporation, as insurer of deposits and by the State of Illinois. As federally chartered holding companies, Jacksonville Bancorp, Inc. and Jacksonville Bancorp, MHC also will be subject to regulation and oversight by the Office of Thrift Supervision. Such regulation and supervision govern the activities in which an institution and its holding companies may engage and are intended primarily for the protection of the insurance fund and depositors. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution's allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, including changes in the regulations governing mutual holding companies, could have a material impact on Jacksonville Savings Bank, Jacksonville Bancorp, Inc., and our operations.

ITEM 1B.   UNRESOLVED STAFF COMMENTS


        Not applicable.

ITEM 2.    PROPERTIES

        The Bank conducts its business through its main office and two branch offices located in Jacksonville, and branch offices located in Virden, Litchfield, Chapin, and Concord, Illinois. The following table sets forth certain information concerning the main office and each branch office of the Bank at December 31, 2005. At December 31, 2005, the Bank's premises and equipment had an aggregate net book value of approximately $6.8 million. The Bank believes that its branch facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company. All facilities are owned.

                                                                    NET
                                                                BOOK VALUE
                                                 YEAR         AT DECEMBER 31,
        LOCATION                               OCCUPIED            2005
--------------------------                  --------------  -------------------
                                                              (IN THOUSANDS)
Main Office
1211 West Morton Avenue
Jacksonville, Illinois                           1994           $    4,582

Branch Office
211 West State Street
Jacksonville, Illinois                           1961                  641

Branch Office
903 South Main
Jacksonville, Illinois                           1989                  208

Branch Office
501 North State Street
Litchfield, Illinois                             1997                  575

Branch Office
100 North Dye
Virden, Illinois                                 1986                  265

Branch Office
510 Superior
Chapin, Illinois                                 2000                  543

Branch Office
202 State
Concord, Illinois                                2000                   32

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The "Stockholder Information" section of the Company's annual report to stockholders for the fiscal year ended December 31, 2005 (the "2005 Annual Report to Stockholders") is filed as an exhibit to this Form 10-K and is incorporated herein by reference. No shares of common stock were purchased by the Company during the fourth quarter of 2005.

ITEM 6.    SELECTED FINANCIAL DATA

        The "Selected Consolidated Financial Information" section of the 2005 Annual Report to Stockholders is filed as an exhibit to this Form 10-K and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the 2005 Annual Report to Stockholders is filed as an exhibit to this Form 10-K and is incorporated herein by reference.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET

        The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the 2005 Annual Report to Stockholders is filed as an exhibit to this Form 10-K and is incorporated herein by reference.

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

        (b) BKD was engaged by the Registrant on October 19, 2004 to audit the consolidated financial statements of the registrant as of and for the year ended December 31, 2005. During the two years ended December 31, 2004 and the subsequent interim period through the date of the Form 10-K, the Registrant did not consult with BKD regarding any of the matters set forth in Item 304(a)(2)(ii) of Regulation S-K.

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

ITEM 9B.   OTHER INFORMATION

        None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

        (a) Information concerning the directors and certain officers of the Company is incorporated by reference hereunder in the Proxy Statement for the 2006 Annual Meeting.

        (b) Set forth below is information concerning the Principal Officers of the Company who are not described in the Proxy Statement.

NAME                     AGE       POSITION HELD WITH THE COMPANY                  YEARS POSITION HELD
----                     ---       ------------------------------                  -------------------

Thomas A. Luber          54        Vice President - Mortgage Banking                       13

Steven L. Waltrip        54        Vice President - Mortgage/Consumer Lending              22

Susan L. Wood            44        Vice President - Mortgage/Consumer Lending               7

Paul W. Miller           51        Vice President - Lending                                 5

Ronald D. Norris         50        Vice President - Branch Manager                          1

ITEM 11.   EXECUTIVE COMPENSATION

        Information with respect to management compensation required under this item is incorporated by reference hereunder in the Proxy Statement for the 2006 Annual Meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information required under this item is incorporated by reference to the Proxy Statement for the 2006 Annual Meeting.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information required under this item is incorporated by reference to the Proxy Statement for the 2006 Annual Meeting.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information required under this item is incorporated by reference to the Proxy Statement for the 2006 Annual Meeting.

                                     PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        (a)(1)  FINANCIAL STATEMENTS

        The documents filed as a part of this Form 10-K are:

                (A) Report of Independent Registered Public Accounting Firm;

                (B) Consolidated Balance Sheets - December 31, 2005 and 2004.

                (C) Consolidated Statements of Income - years ended December 31,
                    2005, 2004 and 2003;

                (D) Consolidated Statements of Stockholders' Equity - years ended December 31, 2005, 2004 and 2003

                (E) Consolidated Statements of Cash Flows - years ended December
                    31, 2005, 2004 and 2003; and

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

                (7) Letter re: change in accounting principles (Not Applicable)

                (10)Material contracts(1)

                    (A)(1) Employment Agreement between Jacksonville Savings
                           Bank and Andrew F. Applebee
                    (A)(2) Employment Agreement between Jacksonville Savings
                           Bank and Richard A. Foss
                    (A)(3) Employment Agreement between Jacksonville Savings
                           Bank and John C. Williams
                    (B)    Jacksonville Savings Bank 1996 Stock Option Plan(2)
                    (C)    Jacksonville Savings Bank 2001 Stock Option Plan(2)
                    (D) Amendments to the Jacksonville Savings Bank Stock Option Plans

                (13) 2006 Annual Report to Stockholders

                (14)Code of Ethics(3)

                (21) Subsidiaries

                (23)Consent of BKD, LLP and McGladrey & Pullen, LLP to
                    incorporate financial statements into Form S-8.

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

                                           JACKSONVILLE BANCORP, INC.


Date: March 23, 2006                       By: /s/ Richard A. Foss
                                              ----------------------------------
                                              Richard A.  Foss, President
                                               and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:   /s/ Richard A. Foss                              By:   /s/ Andrew F. Applebee
     ------------------------------------------             ------------------------------------------
     Richard A. Foss, President,                            Andrew F. Applebee, Chairman of the Board
     Chief Executive Officer and Director

Date:  March 23, 2006                                  Date:  March 23, 2006


By:   /s/ Diana S. Tone                                By:   /s/ Dean H. Hess
     ------------------------------------------             ------------------------------------------
     Diana S. Tone                                          Dean H. Hess, Director
     Chief Financial Officer

Date:  March 23, 2006                                  Date:  March 23, 2006


By:   /s/ Roger D. Cannell                             By:   /s/ Emily J. Osburn
     ------------------------------------------             ------------------------------------------
     Roger D. Cannell, Director                             Emily J. Osburn, Director

Date: March 23, 2006                                   Date:  March 23, 2006


By:   /s/ Harmon B. Deal III                           By:   /s/ Harvey D. Scott, III
     ------------------------------------------             ------------------------------------------
     Harmon B. Deal, III, Director                          Harvey D. Scott, III, Director

Date:  March 23, 2006                                  Date:  March 23, 2006


By:   /s/ Michael R. Goldasich                         By:   /s/ John C. Williams
     ------------------------------------------             ------------------------------------------
     Michael R. Goldasich, Director                         John C. Williams, Director,
 Senior Vice President and Trust Officer

Date:  March 23, 2006                                  Date:  March 23, 2006


By:   /s/ John L. Eyth
     ------------------------------------------
     John L. Eyth, Director


Date:  March 23, 2006

                                  EXHIBIT INDEX

                (1) Federal Charter and Bylaws (1)

                (10) Material contracts(1)

                     (A)(1) Employment Agreement between Jacksonville Savings
                            Bank and Andrew F. Applebee
                     (A)(2) Employment Agreement between Jacksonville Savings
                            Bank and Richard A. Foss
                     (A)(3) Employment Agreement between Jacksonville Savings
                            Bank and John C. Williams
                     (B)    Jacksonville Savings Bank 1996 Stock Option Plan(2)
                     (C)    Jacksonville Savings Bank 2001 Stock Option Plan(2)
                     (D) Amendments to the Jacksonville Savings Bank Stock Option Plans

                (13) 2006 Annual Report to Stockholders

                (14) Code of Ethics(3)

                (16) Letter of McGladrey & Pullen, LLP(4)

                (21) Subsidiaries

                (23) Consent of BKD, LLP and McGladrey & Pullen, LLP to
                     incorporate financial statements into Form S-8.

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

(2) Incorporated by reference to the Company's registration statement on Form S-8 filed with the Securities and Exchange Commission on February 2, 2004.
(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.
(4) Incorporated by reference to the Company's Annual Report of Form 10-K for the year ended December 31, 2004.