Form 10-Q
period 2006-03-31
JACKSONVILLE BANCORP INC
filed 2006-05-03
CIK 1172097

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended MARCH 31, 2006
                                                 --------------

OR

[  ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period of _______ to _______

                        Commission File Number 000-49792

                           Jacksonville Bancorp, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Federal                                    33-1002258
-------------------------------------------------------------------------------
      (State or other                           (I.R.S. Employer
      jurisdiction of                          Identification Number)
      incorporation)

     1211 West Morton Avenue
     Jacksonville, Illinois                            62650
--------------------------------------------------------------------------------
(Address of principal executive office)              (Zip Code)

Registrant's telephone number, including area code:  (217) 245-4111

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

   [ ] Large Accelerated Filer [ ] Accelerated Filer [X] Non-Accelerated Filer

As of April 30, 2006, there were 1,985,317 shares (*) of the Registrant's common stock issued and outstanding.

(*) As of April 30, 2006, 1,038,738 shares were owned by Jacksonville Bancorp, M.H.C., the Company's mutual holding company parent.




-------------------------------------------------------------------------------

JACKSONVILLE BANCORP, INC.

FORM 10-Q

MARCH 31, 2006
TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                           PAGE

PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets                           1

            Condensed Consolidated Statements of Income                     2

            Condensed Consolidated Statement of Stockholders' Equity        3

            Condensed Consolidated Statements of Cash Flows                 4-5

            Notes to the Condensed Consolidated Financial Statements        6-9

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                   10-19

Item 3.     Quantitative and Qualitative Disclosures about Market Risk    20-21

Item 4.     Controls and Procedures                                          22

PART II     OTHER INFORMATION                                                23

Item 1.     Legal Proceedings
Item 2.     Changes in Securities and Stock Purchases
Item 3.     Defaults Upon Senior Securities
Item 4.     Submission of Matters to a Vote of Security Holders
Item 5.     Other Information
Item 6.     Exhibits

            Signatures                                                       24

EXHIBITS

            Section 302 Certifications
            Section 906 Certification

                         PART I - FINANCIAL INFORMATION

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------------------------

                                                                                            MARCH 31,       DECEMBER 31,
ASSETS                                                                                        2006             2005
                                                                                         -------------    -------------
                                                                                          (Unaudited)
Cash and cash equivalents                                                                $   6,348,620    $   6,681,207
Investment securities - available-for-sale                                                  80,135,500       78,888,107
Mortgage-backed securities - available-for-sale                                              8,264,345        8,646,407
Federal Home Loan Bank stock                                                                 1,539,328        1,539,328
Other investments                                                                              384,549          393,654
Loans receivable - net of allowance for loan losses of $1,888,697 and $1,846,150 as of
  March 31, 2006 and December 31, 2005                                                     144,372,329      142,272,144
Loans held for sale                                                                            285,850          499,445
Premises and equipment - net                                                                 6,818,649        6,846,122
Accrued interest receivable                                                                  1,528,787        1,489,749
Goodwill                                                                                     2,726,567        2,726,567
Core deposit intangible                                                                        179,378          199,309
Capitalized mortgage servicing rights                                                        1,058,143        1,059,610
Real estate owned                                                                              305,361          456,017
Other assets                                                                                 2,392,555        2,248,125
                                                                                         -------------    -------------

          TOTAL ASSETS                                                                   $ 256,339,961    $ 253,945,791
                                                                                         =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Deposits                                                                                 $ 221,821,750    $ 218,369,774
Other borrowings                                                                             9,398,079       11,350,068
Advance payments by borrowers for taxes and insurance                                          596,228          374,676
Accrued interest payable                                                                       820,839          800,446
Deferred compensation plan                                                                   2,202,721        2,204,095
Income taxes payable                                                                           163,326          107,782
Other liabilities                                                                            1,110,577          636,346
                                                                                         -------------    -------------
            Total liabilities                                                              236,113,520      233,843,187
                                                                                         -------------    -------------

Commitments and Contingencies

Stockholders' equity

Preferred stock, $0.01 par value - authorized 10,000,000 shares;
  none issued and outstanding                                                                     --               --

Common stock, $0.01 par value - authorized 20,000,000 shares; issued and outstanding, 1,981,587 shares and 1,970,216 shares as of
  March 31, 2006 and December 31, 2005, respectively                                            19,816           19,702

Additional paid-in capital                                                                   6,572,436        6,474,513

Retained earnings - substantially restricted                                                15,334,742       15,088,742

Accumulated other comprehensive loss                                                        (1,700,553)      (1,480,353)
                                                                                         -------------    -------------
           Total stockholders' equity                                                       20,226,441       20,102,604
                                                                                         -------------    -------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 256,339,961    $ 253,945,791
                                                                                         =============    =============

See accompanying notes to the condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
-------------------------------------------------------------------------------
                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                      ------------------------
                                                         2006           2005
                                                             (Unaudited)
INTEREST INCOME:
  Loans                                               $2,470,096   $2,049,957
  Investment securities                                  752,082      759,141
  Mortgage-backed securities                              89,633      114,667
  Other                                                   16,913       16,546
                                                      ----------   ----------
            Total interest income                      3,328,724    2,940,311
                                                      ----------   ----------

INTEREST EXPENSE:
  Deposits                                             1,360,621    1,078,246
  Other borrowings                                       111,658       12,348
                                                      ----------   ----------
            Total interest expense                     1,472,279    1,090,594
                                                      ----------   ----------

NET INTEREST INCOME                                    1,856,445    1,849,717

PROVISION FOR LOAN LOSSES                                 60,000      105,000
                                                      ----------   ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES    1,796,445    1,744,717
                                                      ----------   ----------

OTHER INCOME:
  Service charges on deposit accounts                    212,716      183,852
  Commission income                                      200,014      172,451
  Loan servicing fees                                     90,274       92,786
  Gains on sales of loans                                 17,934        2,490
  Gains on sales of securities                            15,451
  Trust income                                            16,350       24,332
  Other                                                   20,076       23,003
                                                      ----------   ----------
            Total other income                           557,364      514,365
                                                      ----------   ----------

OTHER EXPENSES:
  Salaries and employee benefits                       1,197,214    1,162,437
  Occupancy and equipment expense                        273,508      330,216
  Data processing expense                                 85,198       72,676
  Advertising                                             29,187       30,217
  Legal and accounting expense                            31,207       52,543
  Postage expense                                         38,216       42,356
  Other                                                  245,525      274,002
                                                      ----------   ----------
           Total other expenses                        1,900,055    1,964,447
                                                      ----------   ----------

INCOME BEFORE INCOME TAXES                               453,754      294,635
INCOME TAXES                                             137,544      107,980
                                                      ----------   ----------

NET INCOME                                               316,210      186,655
                                                      ==========   ==========

NET INCOME PER COMMON SHARE - BASIC                   $     0.16   $     0.09
                                                      ==========   ==========
NET INCOME PER COMMON SHARE - DILUTED                 $     0.16   $     0.09
                                                      ==========   ==========

See accompanying notes to the condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------


                                                                                           ACCUMULATED
                                                                 ADDITIONAL                   OTHER           TOTAL
                                                       COMMON     PAID-IN     RETAINED    COMPREHENSIVE STOCKHOLDERS'  COMPREHENSIVE
                                                       STOCK      CAPITAL     EARNINGS       INCOME        EQUITY         INCOME
-----------------------------------------------------------------------------------------------------------------------------------
                                                                            (Unaudited)
BALANCE, DECEMBER 31, 2005                        $     19,702 $  6,474,513 $ 15,088,742 $ (1,480,353) $ 20,102,604

  Net income                                              --           --        316,210         --         316,210   $    316,210
  Other comprehensive loss - change in
    net unrealized gains and losses on
    securities available-for-sale, net of income
    tax benefit of $(139,721)                             --           --           --       (220,200)     (220,200)      (220,200)
                                                                                                                      ------------
  Comprehensive Income                                                                                                $     96,010
                                                                                                                      ============

  Exercise of stock options                                127      103,406         --           --         103,533
  Tax benefit related to stock options exercised          --         11,557         --           --          11,557
  Purchase and retirement of common stock                  (13)     (17,906)        --           --         (17,919)
  Compensation expense for stock options                  --            866         --           --             866
  Dividends on common stock ($.075 per share)             --           --        (70,210)        --         (70,210)
                                                  ------------ ------------ ------------ ------------  ------------

BALANCE, MARCH 31, 2006                           $     19,816 $  6,572,436 $ 15,334,742 $ (1,700,553) $ 20,226,441
                                                  ============ ============ ============ ============  ============


See accompanying notes to the condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                          THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                      -------------------------
                                                                        2006            2005
                                                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                        $   316,210    $   186,655
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation, amortization and accretion:
        Premises and equipment                                          120,046        149,440
        Accretion of loan fees and discounts, net                       (14,835)       (14,835)
        Amortization of investment premiums and discounts, net            6,932         61,693
        Amortization of intangible assets                                19,931         19,931
      Compensation expense related to stock options                         866           --
      Provision for loan losses                                          60,000        105,000
      Gains on sales of loans                                           (17,934)        (2,490)
      (Gains) losses on sale of real estate owned                       (12,031)          --
      Gains on sales of securities                                         --          (15,451)
      Stock dividends on FHLB stock                                        --          (20,100)
      Changes in income taxes payable                                    55,544        170,081
      Changes in other assets and liabilities                           448,941        304,761
                                                                    -----------    -----------
          Net cash provided by operations before loan sales             983,670        944,685
      Origination of loans for sale to Freddie Mac                   (3,018,407)    (4,348,261)
      Proceeds from sales of loans to Freddie Mac                     3,251,403      3,947,684
                                                                    -----------    -----------
          Net cash provided by operating activities                   1,216,666        544,108
                                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investment and mortgage-backed securities             (1,818,565)    (5,673,591)
  Maturity or call of investment securities available-for-sale          250,000      3,249,747
  Proceeds from sale of investment and mortgage-backed securities          --        4,727,812
  Principal payments on mortgage-backed and investment securities       346,048        761,958
  Proceeds from sale of other real estate owned                          98,974         75,078
  Increase in loans, net                                             (2,081,637)    (8,064,097)
  Additions to premises and equipment                                   (92,573)       (67,977)
                                                                    -----------    -----------

          Net cash used in investing activities                      (3,297,753)    (4,991,070)
                                                                    -----------    -----------

                                                                                    (Continued)

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                      -----------------------------
                                                                           2006             2005
                                                                                (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                                 $  3,451,976    $ (1,834,580)
  Net increase (decrease) in other borrowings                           (1,951,989)      1,909,216
  Increase in advance payments by borrowers for taxes and insurance        221,552         200,317
  Exercise of stock options, including tax benefit                         115,090          16,978
  Purchase and retirement of common stock                                  (17,919)        (16,970)
  Dividends paid - common stock                                            (70,210)        (69,622)
                                                                      ------------    ------------

          Net cash provided by financing activities                      1,748,500         205,339
                                                                      ------------    ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (332,587)     (4,241,623)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           6,681,207      10,792,905
                                                                      ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                              $  6,348,620    $  6,551,282
                                                                      ============    ============

ADDITIONAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest on deposits                                              $  1,327,886    $  1,073,769
    Interest on other borrowings                                           124,000          11,349
    Income taxes paid, net of refunds                                      100,000         (62,100)

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Real estate acquired in settlement of loans                         $    115,287    $    326,000
  Loans to facilitate sales of real estate owned                           179,000         115,000


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

        In the opinion of management, the preceding unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of March 31, 2006 and December 31, 2005 and the results of its operations for the three month periods ended March 31, 2006 and 2005. The results of operations for the three month period ended March 31, 2006 are not necessarily indicative of the results which may be expected for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2005 filed as an exhibit to the Company's Form 10-K filed in March, 2006. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP) and to prevailing practices within the industry.

        Certain amounts included in the 2005 consolidated statements have been reclassified to conform to the 2006 presentation.

2.      NEWLY ADOPTED AND NEW ACCOUNTING PRONOUNCEMENT

        NEWLY ADOPTED ACCOUNTING PRONOUNCEMENT - STOCK OPTION PLANS

        The Company's 1996 Stock Option Plan was adopted on April 23, 1996 with a total of 83,625 shares of common stock reserved and awarded. Awards vested 20% per year and expire after ten years and are exercisable at a price of $8.83 per share. The Company's 2001 Stock Option Plan was adopted on April 30, 2001 with a total of 87,100 shares reserved and awarded. Awards granted in 2001 vested immediately and expire after ten years and are exercisable at a price of $10 per share. On June 15, 2004, the Company granted 5,600 options under its 1996 Stock Option Plan. The awards vest over five years with credit given for prior service, expire after ten years, and are exercisable at a price of $14.00 per share.

        Prior to January 1, 2006, the Company accounted for the Plans under the recognition and measurement provisions of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations, as permitted by FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. No stock option compensation cost was recognized in the Statement of Earnings as all options granted had an exercise price equal to market value of the underlying common stock on the grant date.

        In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123 (revised 2004), "SHARE-BASED PAYMENT" ("SFAS No. 123R"), which requires the cost resulting from stock options be measured at fair value and recognized in earnings. This Statement replaces Statement No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" ("SFAS No. 123") and supersedes

        Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," ("APB No. 25") which permitted the recognition of compensation expense using the intrinsic value method.

        Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the modified prospective application method. Under this method, the Statement applies to new awards and to awards modified, repurchased or cancelled after the effective date. Additionally, compensation cost for a portion of awards for which requisite services has not been rendered that are outstanding as of the effective date shall be recognized as the requisite service is rendered or after the effective date. As a result of this adoption, the Company's income before income taxes and net income for the three months ended March 31, 2006 have included stock option compensation cost of $866 and $816, respectively, which represented no change in basic or diluted earnings per share for the period. The adoption of this statement did not have a material effect on the financial statements. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 on stock-based employee compensation for the three months ended March 31, 2005.

                                                                 3 Months Ended
                                                                 March 31, 2005
                                                                 -------------

          Net income, as reported                                 $   186,655
          Less value of options vested, net of tax effects               (816)
                                                                  -----------
               Pro-forma net income                               $   185,839

          Earnings per share:
               Basic:    As reported                              $     0.09
                         Pro-forma                                $     0.09

               Diluted:  As reported                              $     0.09
                        Pro-forma                                 $     0.09


      NEW ACCOUNTING PRONOUNCEMENT
      ----------------------------

      In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156 ("SFAS No. 156"), ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS, an amendment of FASB Statement No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, which requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable and permits the entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement 140 for subsequent measurement. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. Statement No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements for any period of that fiscal year. The Company plans to adopt this statement on January 1, 2007 and is in the process of assessing the impact, if any, of the adoption of this statement on the financial results.

3.      EARNINGS PER SHARE

        EARNINGS PER SHARE - Basic earnings per share is determined by dividing net income for the period by the weighted average number of common shares. Diluted earnings per share considers the potential effects of the exercise of the outstanding stock options under the Company's Stock Option Plans.

        The following reflects earnings per share calculations for basic and diluted methods:

                                                               MARCH 31,
                                                            2006        2005
                                                            ----        ----

          Net income available to common stockholders   $  316,210   $  186,655
                                                        ==========   ==========

          Basic average shares outstanding               1,972,556    1,966,962

          Dilutive potential common shares:
            Stock option equivalents                        10,096       22,323
                                                        ----------   ----------
               Diluted average shares outstanding        1,982,652    1,989,285
                                                        ==========   ==========

          Basic earnings per share                      $     0.16   $     0.09
                                                        ==========   ==========

          Diluted earnings per share                    $     0.16   $     0.09
                                                        ==========   ==========


4.      LOAN PORTFOLIO COMPOSITION

        At March 31, 2006 and December 31, 2005, the composition of the Company's loan portfolio was as follows:

                                                               MARCH 31, 2006     DECEMBER 31, 2005
                                                             ------------------   -----------------
                                                             AMOUNT     PERCENT   AMOUNT    PERCENT
                                                             ------     -------   ------    -------
                                                                    (Dollars in Thousands)
          Real estate loans:
            One-to-four family residential                  $ 39,344      27.3% $ 40,126      28.2%
            Commercial and agricultural                       35,275      24.4    33,859      23.8
            Multi-family residential                           7,656       5.3     6,010       4.2
                                                            --------   -------    ------   -------
               Total real estate loans                        82,275      57.0    79,995      56.2
          Commercial agricultural business loans              28,813      20.0    28,679      20.2
          Consumer loans:
            Home equity/home improvement                      25,682      17.8    26,382      18.5
            Automobile                                         4,725       3.3     4,580       3.2
            Other                                              4,800       3.3     4,657       3.3
                                                            --------   -------    ------   -------
               Total consumer loans                           35,207      24.4    35,619      25.0
                                                            --------   -------    ------   -------
                  Total loans receivable                     146,295     101.3   144,293     101.4

          Less:
            Unearned discount and deferred loan fees, net         34    --           175       0.1
            Allowance for loan losses                          1,889       1.3     1,846       1.3
                                                            --------   -------    ------   -------
                  Total loans receivable, net               $144,372     100.0% $142,272     100.0%
                                                            ========   =======  ========   =======

5.      INVESTMENT LOSSES

        Declines in the fair value of available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The following table shows the gross unrealized losses and fair value, aggregated by investment type and length of time that individual securities have been in a continuous loss position, at March 31, 2006.

                               Less Than Twelve Months       Over Twelve Months                 Total
                             -------------------------   -------------------------   --------------------------
                                  Gross                      Gross                       Gross
                               Unrealized       Fair       Unrealized     Fair        Unrealized      Fair
                                 Losses         Value        Losses       Value          Losses       Value
                             -------------------------   -------------------------   -------------------------
       State and political
          organizations      $    16,437   $ 1,971,759   $    13,965   $   614,367   $    30,402   $ 2,586,126
       U.S. government
          and agencies           221,181     9,035,344     2,262,066    68,493,378     2,483,247    77,528,722
                             -------------------------   -------------------------   -------------------------

              SUBTOTAL           237,618    11,007,103     2,276,031    69,107,745     2,513,649    80,114,848

       Mortgage-backed
          securities              77,303     2,608,037       185,261     4,850,264       262,564     7,458,301
                             -------------------------   -------------------------   -------------------------

                TOTAL        $   314,921   $13,615,140   $ 2,461,292   $73,958,009   $ 2,776,213   $87,573,149
                             =========================   =========================   =========================


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


NEW ACCOUNTING STANDARDS ADOPTED DURING FIRST QUARTER 2006

The Company has two stock option plans, the 1996 Stock Option Plan and the 2001 Stock Option Plan (the "Plans"), which provide for the granting of stock awards to employees (including officers and directors).

Prior to January 1, 2006, the Company accounted for the Plans under the recognition and measurement provisions of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations, as permitted by FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. No stock option compensation cost was recognized in the Statement of Earnings as all options granted had an exercise price equal to market value of the underlying common stock on the grant date.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the modified prospective application method. Under this method, the Statement applies to new awards and to awards modified, repurchased or cancelled after the effective date. Additionally, compensation cost for a portion of awards for which requisite services has not been rendered that are outstanding as of the effective date shall be recognized as the requisite service is rendered or after the effective date. As a result of this adoption, the Company's income before income taxes and net income for the three months ended March 31, 2006 included stock option compensation cost of $866 and $816, respectively, which represented no change in basic or diluted earnings per share for the period. As of March 31, 2006, there was approximately $4,600 of total unrecognized compensation cost related to nonvested options under the Plans. That cost is expected to be recognized over a weighted average period of less than four years.

FINANCIAL CONDITION

MARCH 31, 2006 COMPARED TO DECEMBER 31, 2005

Total assets increased $2.4 million to $256.3 million at March 31, 2006 from $253.9 million at December 31, 2005. Net loans grew $2.1 million to $144.4 million during this same time frame. Available-for-sale investment securities, primarily municipal bonds, increased $1.2 million. The loan and investment growth was funded by a $333,000 decrease in cash and cash equivalents, a $382,000 decrease in mortgage-backed securities due to principal payments, and deposit growth. Total deposits increased $3.5 million during the first quarter to $221.8 million as of March 31, 2006. Other borrowings decreased as a $2.0 million advance from the Federal Home Loan Bank matured and was paid off during the first quarter of 2006. Other liabilities increased $474,000 due to higher balances on overnight settlement arrangements with vendors and the accrual of payroll and miscellaneous expenses.

Stockholders' equity increased $124,000 to $20.2 million at March 31, 2006. The increase resulted from net income of $316,000, offset by the payment of $70,000 in dividends and a $220,000 increase in unrealized losses, net of tax, on available-for-sale securities. The change in unrealized gains (losses) on securities is driven by market conditions and, therefore, can fluctuate daily. Stockholders' equity was also affected by the receipt of $98,000 from the exercise of stock options during the first quarter of 2006. The $98,000 reflects $103,000 received from the exercise of stock options, a $12,000 related tax benefit, and a $1,000 for compensation expense related to options, partially offset by an $18,000 cost to acquire the shares underlying the options in open market purchases.


RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND
2005

GENERAL: Net income for the three months ended March 31, 2006 was $316,000, or $0.16 per common share, basic and diluted. Net income was $187,000, or $0.09 per common share, basic and diluted, for the three months ended March 31, 2005. The increase of $129,000 in net income reflects decreases in the provision for loan losses of $45,000 and other expenses of $64,000 and increases in other income of $43,000 and net interest income of $6,000, partially offset by an increase in income taxes of $29,000.

INTEREST INCOME: Total interest income for the three months ended March 31, 2006 increased $388,000 from the same period of 2005. The increase in interest income is primarily due to an increase in interest income on loans of $420,000, partially offset by decreases of $25,000 in interest on mortgage-backed securities and $7,000 on investment securities.

The increase in interest income on loans is primarily due to an increase in the average balance of the loan portfolio to $146.5 million during the first quarter of 2006 compared to $131.0 million during the first quarter of 2005. The $15.5 million growth in the average balance of loans is primarily due to an increased emphasis on commercial lending and an increase in participations with other institutions. Interest income also benefited from an increase in the average yield of the loan portfolio to 6.75% at March 31, 2006 from 6.26% at March 31, 2005.

Interest income on investment securities decreased $7,000 for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The decrease in interest income on investment securities reflects the decrease of $4.4 million in the average balance of the investment portfolio to $81.6 million during the first quarter of 2006. The decrease in the average balance is due to funds received from investment calls and principal payments being reinvested into the loan portfolio. The weighted average yield increased during this same time frame to 3.68% from 3.53% for the three months ended March 31, 2006 and 2005, respectively.

Interest income on mortgage-backed securities decreased $25,000 during the first quarter of 2006 compared to the same quarter in 2005. The decreased income reflects a lower average balance of mortgage-backed securities of $8.7 million from $12.2 million for the first three months of 2006 and 2005, respectively, partially offset by an increase in the weighted average yield to 4.12% at March 31, 2006 from 3.75% at March 31, 2005. The funds from principal payments and sales during 2005 were used to fund loan growth.

Interest income on other investments, which consist of interest earning deposit accounts, remained unchanged at $16,000 during the three months ended March 31, 2006 and 2005. The average balance of these investments equaled $1.9 million and $2.6 million for the three months ended March 31, 2006 and 2005, respectively. The decrease in the average balance was offset by an increase in the average yield on these investments to 3.49% for the first quarter of 2006 from 2.53% for the first quarter of 2005, reflecting the rising interest rate environment of 2005 and 2006.

INTEREST EXPENSE: Total interest expense for the three months ended March 31, 2006 increased $382,000 compared to the three months ended March 31, 2005. The higher interest expense was due to increases of $283,000 in the cost of deposits and $99,000 increase in interest expense on borrowed funds. The higher interest expense on deposits is primarily due to an increase in the average cost to 2.66% from 2.05% during the first quarters of 2006 and 2005, respectively, reflecting the increase in market rates. The increased cost was partially offset by a decrease in the average balance of deposits to $204.4 million for the first quarter of 2006 from $210.9 million during the first quarter of 2005.

Interest paid on borrowed funds increased $99,000 primarily due to an increase in the average balance of borrowed funds to $10.4 million during the first quarter of 2006 compared to $2.0 million during the same period of 2005. The higher interest expense also reflects an increase in the average cost to 4.29% from 2.42% during the first three months of 2006 and 2005, respectively. The increase in borrowed funds is mostly due to an increase of $7.7 million in the average balance of FHLB advances during the first quarter of 2006, compared to the same period of 2005.

PROVISION FOR LOAN LOSSES: The provision for loan losses is determined by management as the amount needed to replenish the allowance for loan losses, after net charge-offs have been deducted, to a level considered adequate to absorb inherent losses in the loan portfolio, in accordance with accounting principles generally accepted in the United States of America. The following table shows the activity in the allowance for loan losses for the three months ended March 31, 2006 and 2005.

                                              MARCH 31, 2006  MARCH 31, 2005
                                              --------------  --------------
                                                     (In thousands)
     Balance at beginning of period              $1,846          $1,888
     Charge-offs:
       One-to-four family residential                44              77
       Commercial and agricultural business        --                 3
       Home equity/home improvement                --                48
       Automobile                                  --                21
       Other Consumer                                 5              19
                                                 ------          ------
          Total                                      49             168
     Recoveries:
       One-to-four family residential                14            --
       Commercial and agricultural real estate        3            --
       Home equity/home improvement                   1               1
       Automobile                                     4               9
       Other Consumer                                10              10
                                                 ------          ------
          Total                                      32              20
                                                 ------          ------
     Net loans charged off                           17             148
     Additions charged to operations                 60             105
                                                 ------          ------
     Balance at end of period                    $1,889          $1,845
                                                 ======          ======



The allowance for loan losses increased to $1,889,000 at March 31, 2006 from $1,846,000 at December 31, 2005. The increase is the result of the provision for loan losses exceeding net charge-offs. Net charge-offs decreased to $17,000 during the first quarter of 2006 compared to net charge-offs of $148,000 during the first quarter of 2005. The provision for loan losses decreased to $60,000 for the first quarter of 2006 compared to $105,000 for the first quarter of 2005. Provisions for loan losses have been made to bring the allowance for loan losses to a level deemed adequate following management's evaluation of the repayment capacity and collateral protection afforded by each problem credit identified by management. The decrease in the provision during 2006 reflects the decrease in nonperforming loans. This review also considered the local economy and the level of bankruptcies and foreclosures in the Company's market area. Refer to the following table regarding nonperforming assets.

                                               MARCH 31, 2006  DECEMBER 31, 2005
                                               --------------  -----------------
                                                         (In thousands)
     Non-accruing loans:
       One-to-four family residential               $  375          $  623
       Commerical and agricultural real estate        --              --
       Commercial and agricultural business            290             290
       Home equity/Home improvement                    222             222
       Automobile                                        1               1
       Other consumer                                    1              20
                                                    ------          ------
          Total                                     $  889          $1,156
                                                    ======          ======

     Accruing loans delinquent more than 90 days:
       One-to-four family residential               $   53          $    2
       Commercial and agricultural business           --                --
       Automobile                                     --                17
       Other consumer                                    3               2
                                                    ------          ------
          Total                                     $   56          $   21
                                                    ======          ======

     Foreclosed assets:
       One-to-four family residential               $  306          $  276
       Commercial and agricultural real estate        --               180
       Automobile                                       15              15
                                                    ------          ------
          Total                                     $  321          $  471
                                                    ======          ======

     Total nonperforming assets                     $1,266          $1,648
                                                    ======          ======

     Total as a percentage of total assets            0.49%           0.65%
                                                    ======          ======



The following table shows the aggregate principal amount of potential problem credits on the Company's watch list at March 31, 2006 and December 31, 2005. All nonaccrual loans are automatically placed on the watch list.


                                    MARCH 31, 2006     DECEMBER 31, 2005
                                    --------------     -----------------
                                              (In thousands)
     Special Mention credits           $3,192              $3,065
     Substandard credits                1,899               1,930
                                       ------              ------
     Total watch list credits          $5,091              $4,995
                                       ======              ======


The decrease in the level of nonperforming assets reflects the actions taken by management over the past several years. During 2003, the Company hired an experienced senior loan administrator and increased staffing in the collections and loan review departments, in order to address problems in the loan portfolio and prevent any further deterioration of asset quality. The Company, under the guidance of the senior loan administrator, continues to review and refine lending policies and underwriting and collection procedures.

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

OTHER INCOME: Total other income for the three months ended March 31, 2006 increased $43,000 from the comparable period in 2005. The increase in other income is attributable to increases of $29,000 in service charges on deposits, $28,000 in brokerage commissions and $15,000 in gains on loan sales, partially offset by a decrease of $15,000 in gains on securities sales. Brokerage commissions are largely dependent upon pension account rollovers and the volume of new funds invested, which can fluctuate based upon market conditions and customer preferences. The increase in gains on loan sales is primarily due to a decrease in the net amortization of mortgage servicing rights during the first quarter of 2006, compared to the same period of 2005. The decrease in gains on securities sales is due to no sales activity during 2006.

OTHER EXPENSE: Total other expense for the three months ended March 31, 2006 decreased $64,000 from the same period of 2005. The decrease in other expense is mainly comprised of decreases of $57,000 in occupancy expense and $21,000 in legal and accounting expense, partially offset by an increase of $35,000 in salaries and benefits. The decrease in occupancy expense is primarily due to reduced maintenance and service contract expense and lower depreciation on furniture and equipment. Legal and accounting expense reflects a decrease in expenses related to Sarbanes-Oxley compliance. The increase in salaries and benefits expense reflects normal increases in salaries and benefit costs, as well as higher brokerage commissions.

INCOME TAXES: The provision for income taxes increased $29,000 to $138,000 for the three months ended March 31, 2006, compared to the same period of 2005. The provision reflects an increase in taxable income, partially offset by the effect of state income tax benefits. The effective tax rate equals 30.3% and 36.6% for the first quarters of 2006 and 2005, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company's operating, financing, and investing activities. At March 31, 2006 and December 31, 2005, cash and cash equivalents totaled $6.3 million and $6.7 million, respectively. The Company's primary sources of funds include principal and interest repayments on loans (both scheduled and prepayments), maturities of investment securities and principal repayments from mortgage-backed securities (both scheduled and prepayments). During the past three months, the most significant sources of funds have been loan sales to the secondary market, principal payments on investment and mortgage-backed securities, and deposit growth. These funds have been used primarily for new loan originations.

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

Liquidity management is both a short- and long-term responsibility of management. The Company adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected purchases of investment and mortgage-backed securities, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) liquidity of its asset/liability management program. Excess liquidity is generally invested in interest-earning overnight deposits and other short-term U.S. agency obligations. If the Company requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB. The Company may borrow from the FHLB under a blanket agreement which assigns all investments in FHLB stock as well as qualifying first mortgage loans equal to 150% of the outstanding balance as collateral to secure the amounts borrowed. This borrowing arrangement is limited to a maximum of 30% of the Company's total assets or twenty times the balance of FHLB stock held by the Company. At March 31, 2006, the Company had $6.0 million in outstanding advances and approximately $23.2 million remaining available to it under the above-mentioned borrowing arrangement.

The Company maintains minimum levels of liquid assets as established by the Board of Directors. The Company's liquidity ratios at March 31, 2006 and December 31, 2005 were 33.9% and 34.7%, respectively. This ratio represents the volume of short-term liquid assets as a percentage of net deposits and borrowings due within one year.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above. The following table summarizes these commitments at March 31, 2006 and December 31, 2005.

                                     MARCH 31, 2006      DECEMBER 31, 2005
                                     --------------      -----------------
                                                (In thousands)
Commitments to fund loans                 $ 23,135                $ 21,576
Standby letters of credit                       48                      31


Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined). Management believes, at March 31, 2006, that the Company meets all its capital adequacy requirements.

Under Illinois law, Illinois-chartered savings banks are required to maintain a minimum core capital to total assets ratio of 3%. The Illinois Commissioner of Savings and Residential Finance (the "Commissioner") is authorized to require a savings bank to maintain a higher minimum capital level if the Commissioner determines that the savings bank's financial condition or history, management or earnings prospects are not adequate. If a savings bank's core capital ratio falls below the required level, the Commissioner may direct the savings bank to adhere to a specific written plan established by the Commissioner to correct the savings bank's capital deficiency, as well as a number of other restrictions on the savings bank's operations, including a prohibition on the declaration of dividends by the savings bank's board of directors. At March 31, 2006, the Bank's core capital ratio was 7.35% of total average assets, which substantially exceeded the required amount.

The Bank is also required to maintain regulatory capital requirements imposed by the Federal Deposit Insurance Corporation. The Bank must have: (i) Tier 1 Capital to Average Assets of 4.0%, (ii) Tier 1 Capital to Risk-Weighted Assets of 4.0%, and (iii) Total Capital to Risk-Weighted Assets of 8.0%. At March 31, 2006, minimum requirements and the Bank's actual ratios are as follows:

                                             MARCH 31, 2006   DECEMBER 31, 2005   MINIMUM
                                                  ACTUAL           ACTUAL         REQUIRED
  Tier 1 Capital to Average Assets                7.35 %           7.31 %          4.00 %
  Tier 1 Capital to Risk-Weighted Assets         11.70 %          11.66 %          4.00 %
  Total Capital to Risk-Weighted Assets          12.89 %          12.83 %          8.00 %

Future capital levels should benefit from the decision of the Company's parent company, Jacksonville Bancorp, MHC, to waive its right to receive dividends. The mutual holding company has received approval from its primary regulator, the Office of Thrift Supervision, for such waivers through the quarter ended September 30, 2006.

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

The following table sets forth the average balances and interest rates (costs) on the Company's assets and liabilities during the periods presented.



                                   CONSOLIDATED AVERAGE BALANCE SHEET AND INTEREST RATES
                                                   (Dollars in thousands)
--------------------------------------------------------------------------------------------------------------------------
                                                                     THREE MONTHS ENDED MARCH 31
                                             -----------------------------------------------------------------------------
                                                             2006                                   2005
                                             -------------------------------------- --------------------------------------
                                               AVERAGE                                AVERAGE
                                               BALANCE     INTEREST    YIELD/COST     BALANCE      INTEREST   YIELD/COST
                                             -------------------------------------- --------------------------------------
Interest-earnings assets:
  Loans                                         $ 146,475     $ 2,470        6.75%     $ 130,998      $ 2,050       6.26%
  Investment securities                            81,639         752        3.68%        86,001          759       3.53%
  Mortgage-backed securities                        8,694          90        4.12%        12,236          115       3.75%
  Other                                             1,939          16        3.49%         2,611           16       2.53%
                                                ---------     -------                  ---------      -------
      Total interest-earning assets               238,747       3,328        5.58%       231,846        2,940       5.07%

Non-interest earnings assets                       17,743                                17,816
                                                ---------                              --------
      Total assets                              $ 256,490                             $ 249,662
                                                ==========                             =========

Interest-bearing liabilities:
  Deposits                                      $ 204,422     $ 1,361        2.66%     $ 210,890      $ 1,078       2.05%
  Other borrowings                                 10,420         111        4.29%         2,045           12       2.42%
                                                ---------     -------                  ---------      -------
      Total interest-bearing liabilities          214,842       1,472        2.74%       212,935        1,090       2.05%

Non-interest bearing liabilities                   21,483                                 16,329
Stockholders' equity                               20,165                                 20,398
                                                ---------                              ---------

      Total liabilities/stockholders' equity    $ 256,490                              $ 249,662
                                                ==========                             =========

Net interest income                                           $ 1,856                                 $ 1,850
                                                              =======                                 =======

Interest rate spread (average yield earned
  minus average rate paid)                                                   2.84%                                  3.02%
                                                                             =====                                  =====

Net interest margin (net interest income
  divided by average interest-earning assets)                                3.11%                                  3.19%
                                                                             =====                                  =====

The following table sets forth the changes in rate and changes in volume of the Company's interest earning assets and liabilities.


--------------------------------------------------------------------------------
       THREE MO               NTHS ENDED MARCH 31
--------------------------------------------------------------------------------
                                                  2006 Compared to 2005
                                                Increase(Decrease) Due to
                                           -------------------------------------
                                              Rate       Volume        Net
                                           -------------------------------------

Interest-earnings assets:
  Loans                                       $ 167       $ 253      $ 420
  Investment securities                          32         (39)     $  (7)
  Mortgage-backed securities                     11         (36)     $ (25)
  Other                                           5          (5)     $  --
                                              -----       -----      -----
      Total net change in income on
        interest-earning assets                 215         173        388
                                              -----       -----      -----

Interest-bearing liabilities:
  Deposits                                      317         (34)     $ 283
  Other borrowings                               16          83      $  99
                                              -----       -----      -----
      Total net change in expense on
        interest-bearing liabilities            333          49        382
                                              -----       -----      -----

Net change in net interest income             $(118)      $ 124      $   6
                                              =====       =====      =====

JACKSONVILLE BANCORP, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------------------


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

The following table shows projected results at March 31, 2006 and December 31, 2005 of the impact on net interest income from an immediate change in interest rates, as well as the benchmarks established by the ALCO. The results are shown as a dollar and percentage change in net interest income over the next twelve months.

                                               CHANGE IN NET INTEREST INCOME
                                                 (Dollars in thousands)
                          -----------------------------------------------------------------------
                                MARCH 31, 2006                DECEMBER 31, 2005
                          --------------------------------------------------------      ALCO
Rate Shock:                  $ Change       % Change       $ Change       % Change    Benchmark
                          -----------------------------------------------------------------------
 + 200 basis points             (921)       -12.40%           (468)        -6.18%  > (20.00)%
 + 100 basis points             (719)        -9.68%           (282)        -3.73%  > (12.50)%
 - 100 basis points             (181)        -2.44%             31          0.42%  > (12.50)%
 - 200 basis points              122          1.64%            294          3.89%  > (20.00)%
 + 200 basis points             (921)        -12.40%          (468)        -6.18%  > (20.00)%
 + 100 basis points             (719)        -9.68%           (282)        -3.73%  > (12.50)%
 - 100 basis points            (181)         -2.44%             31          0.42%  > (12.50)%
 - 200 basis points             122           1.64%            294          3.89%  > (20.00)%


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

JACKSONVILLE BANCORP, INC.

CONTROLS AND PROCEDURES
-------------------------------------------------------------------------------


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

                           PART II - OTHER INFORMATION


Item 1.           LEGAL PROCEEDINGS
                  -----------------

                  None.

Item 2.           CHANGES IN SECURITIES AND STOCK PURCHASES
                  -----------------------------------------

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

Item 6.           EXHIBITS
                  ---------

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


                                         JACKSONVILLE BANCORP, INC.
                                         Registrant

Date:   05/02/06                         /S/ RICHARD A. FOSS
      ------------                       -------------------------------------
                                         Richard A. Foss
                                         President and Chief Executive Officer



                                         /S/ DIANA S. TONE
                                         -------------------------------------
                                         Diana S. Tone
                                         Chief Financial Officer