Form 10-Q
period 2006-06-30
JACKSONVILLE BANCORP INC
filed 2006-08-03
CIK 1172097

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2006
                                                 -------------

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

Indicate by check mark whether the Registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).      [  ]  Yes      [X]  No

As of July 31, 2006, there were 1,985,317 shares (*) of the Registrant's common stock issued and outstanding.

(*) As of July 31, 2006, 1,038,738 shares were owned by Jacksonville Bancorp, M.H.C., the Company's mutual holding company parent.

JACKSONVILLE BANCORP, INC.

FORM 10-Q

JUNE 30, 2006
TABLE OF CONTENTS
------------------------------------------------------------------------------------------------------------
                                                                                                     Page
PART I       FINANCIAL INFORMATION

Item 1.      Financial Statements

             Condensed Consolidated Balance Sheets                                                      1

             Condensed Consolidated Statements of Income                                                2

             Condensed Consolidated Statement of Stockholders' Equity                                   3

             Condensed Consolidated Statements of Cash Flows                                           4-5

             Notes to the Condensed Consolidated Financial Statements                                  10

Item 2.      Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                                 11-23

Item 3.      Quantitative and Qualitative Disclosures about Market Risk                              24-25

Item 4.      Controls and Procedures                                                                    26


PART II      OTHER INFORMATION                                                                          27

Item 1.      Legal Proceedings
Item 2.      Changes in Securities and Stock Purchases
Item 3.      Defaults Upon Senior Securities
Item 4.      Submission of Matters to a Vote of Security Holders
Item 5.      Other Information
Item 6.      Exhibits

             Signatures                                                                                 28

EXHIBITS

             Section 302 Certifications
             Section 906 Certification

                         PART I - FINANCIAL INFORMATION

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------------------------------------

                                                                                           June 30,      December 31,
ASSETS                                                                                      2006             2005
                                                                                         ------------    ------------
                                                                                         (Unaudited)

Cash and cash equivalents                                                               $   8,001,458   $   6,681,207
Investment securities - available-for-sale                                                 79,012,229      78,888,107
Mortgage-backed securities - available-for-sale                                             7,717,349       8,646,407
Federal Home Loan Bank stock                                                                1,244,170       1,539,328
Other investments                                                                             369,804         393,654
Loans receivable - net of allowance for loan losses of $1,909,604 and $1,846,150 as of
  June 30, 2006 and December 31, 2005                                                     145,693,599     142,272,144
Loans held for sale                                                                           403,833         499,445
Premises and equipment - net                                                                6,755,118       6,846,122
Accrued interest receivable                                                                 1,725,835       1,489,749
Goodwill                                                                                    2,726,567       2,726,567
Core deposit intangible                                                                       159,447         199,309
Capitalized mortgage servicing rights                                                       1,060,622       1,059,610
Real estate owned                                                                             313,658         456,017
Other assets                                                                                2,842,714       2,248,125
                                                                                         ------------    ------------

          Total Assets                                                                  $ 258,026,403   $ 253,945,791
                                                                                         ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Deposits                                                                                $ 223,400,147   $ 218,369,774
Other borrowings                                                                           10,000,328      11,350,068
Advance payments by borrowers for taxes and insurance                                         763,072         374,676
Accrued interest payable                                                                      863,399         800,446
Deferred compensation plan                                                                  2,230,025       2,204,095
Income taxes payable                                                                           44,620         107,782
Other liabilities                                                                             865,933         636,346
                                                                                         ------------    ------------
            Total liabilities                                                             238,167,524     233,843,187
                                                                                         ------------    ------------

Commitments and Contingencies

Stockholders' equity

Preferred stock, $0.01 par value - authorized 10,000,000 shares;
  none issued and outstanding                                                                       -               -

Common stock, $0.01 par value - authorized 20,000,000 shares; issued and outstanding, 1,985,317 shares and 1,970,216 shares as of
  June 30, 2006 and December 31, 2005, respectively                                            19,853          19,702

Additional paid-in capital                                                                  6,606,210       6,474,513

Retained earnings - substantially restricted                                               15,562,030      15,088,742

Accumulated other comprehensive loss                                                       (2,329,214)     (1,480,353)
                                                                                         ------------    ------------
           Total stockholders' equity                                                      19,858,879      20,102,604
                                                                                         ------------    ------------

          Total Liabilities and Stockholders' Equity                                    $ 258,026,403   $ 253,945,791
                                                                                         ============    ============

See accompanying notes to the condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
-------------------------------------------------------------------------------------------------------------
                                                  Three Months Ended                 Six Months Ended
                                                        June 30,                          June 30,
                                              ---------------------------        ----------------------------
                                                2006             2005               2006              2005
                                                    (Unaudited)                        (Unaudited)
INTEREST INCOME:
  Loans                                      $2,556,530        $2,212,607        $5,026,626        $4,262,563
  Investment securities                         774,100           760,874         1,526,182         1,520,015
  Mortgage-backed securities                     94,544           110,203           184,177           224,870
  Other                                          15,720             9,671            32,633            26,217
                                             ----------        ----------        ----------        ----------
          Total interest income               3,440,894         3,093,355         6,769,618         6,033,665
                                             ----------        ----------        ----------        ----------
INTEREST EXPENSE
  Deposits                                    1,532,375         1,112,603         2,892,996         2,190,849
  Other borrowings                              120,625            79,344           232,283            91,692
                                             ----------        ----------        ----------        ----------
          Total interest expense              1,653,000         1,191,947         3,125,279         2,282,541
                                             ----------        ----------        ----------        ----------

NET INTEREST INCOME                           1,787,894         1,901,408         3,644,339         3,751,124

PROVISION FOR LOAN LOSSES                           -             105,000            60,000           210,000
                                             ----------        ----------        ----------        ----------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                   1,787,894         1,796,408         3,584,339         3,541,124
                                             ----------        ----------        ----------        ----------

OTHER INCOME:
  Service charges on deposit accounts           217,924           211,350           430,640           395,202
  Commission income                             219,956           191,207           419,970           363,658
  Loan servicing fees                            89,209            90,998           179,483           183,784
  Gains on sales of loans                        28,893            27,650            46,827            30,140
  Gains on sales of securities                      -                 309               -              15,760
  Other                                          30,241            23,228            66,667            70,564
                                             ----------        ----------        ----------        ----------
          Total other income                    586,223           544,742         1,143,587         1,059,108
                                             ----------        ----------        ----------        ----------
OTHER EXPENSES:
  Salaries and employee benefits              1,200,669         1,138,282         2,397,883         2,300,719
  Occupancy and equipment expense               287,366           319,575           560,874           649,791
  Data processing expense                        94,820            85,394           180,018           158,070
  Legal and accounting expense                   47,515            56,937            78,722           109,480
  Postage expense                                36,927            35,259            75,143            77,615
  Real estate owned expense                      31,675            74,764            37,425            93,009
  Advertising expense                            28,892            20,339            58,079            50,556
  Other                                         234,333           242,306           474,109           498,063
                                             ----------        ----------        ----------        ----------
          Total other expenses                1,962,197         1,972,856         3,862,253         3,937,303
                                             ----------        ----------        ----------        ----------

INCOME BEFORE INCOME TAXES                      411,920           368,294           865,673           662,929

INCOME TAXES                                    113,131           147,273           250,675           255,253
                                             ----------        ----------        ----------        ----------

NET INCOME                                   $  298,789        $  221,021        $  614,998        $  407,676
                                             ==========        ==========        ==========        ==========


NET INCOME PER COMMON SHARE, BASIC           $     0.15        $     0.11        $     0.31        $     0.21
                                             ==========        ==========        ==========        ==========

NET INCOME PER COMMON SHARE, DILUTED         $     0.15        $     0.11        $     0.31        $     0.21
                                             ==========        ==========        ==========        ==========

See accompanying notes to condensed consolidated financial statements

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                       Accumulated
                                                                                Additional                                 Other
                                                              Common             Paid-in             Retained          Comprehensive
                                                               Stock             Capital             Earnings               Loss
                                                         ------------         ------------         ------------         ------------

BALANCE, DECEMBER 31, 2005                               $     19,702         $  6,474,513         $ 15,088,742         $ (1,480,353

Net Income                                                          -                    -              614,998                    -

Other comprehensive loss - change in
    net unrealized losses on securities available
    for sale, net of tax benefit of $536,808                        -                    -                    -             (848,861


Comprehensive Loss


Exercise of stock options                                         164              129,429                    -                    -
Tax benefit related to stock options exercised                                      18,433
Purchase and retirement of common stock                           (13)             (17,907)                   -                    -
Compensation expense for stock options                          1,742                1,742
Dividends on common stock ($0.15 per share)                         -                    -             (141,710)                   -
                                                         ------------         ------------         ------------         ------------

BALANCE, JUNE 30, 2006                                   $     19,853         $  6,606,210         $ 15,562,030         $ (2,329,214
                                                         ============         ============         ============         ============


TABLE CONTINUED



JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------


                                                            Total
                                                          Stockholders'        Comprehensive
                                                             Equity                Loss
                                                          ------------        ---------------

BALANCE, DECEMBER 31, 2005                                $ 20,102,604

Net Income                                                     614,998         $    614,998

Other comprehensive loss - change in
    net unrealized losses on securities available
    for sale, net of tax benefit of $536,808                  (848,861)            (848,861)
                                                                               ------------

Comprehensive Loss                                                             $   (233,863)
                                                                               ============

Exercise of stock options                                      129,593
Tax benefit related to stock options exercised                  18,433
Purchase and retirement of common stock                        (17,920)
Compensation expense for stock options
Dividends on common stock ($0.15 per share)                   (141,710)
                                                          ------------

BALANCE, JUNE 30, 2006                                    $ 19,858,879
                                                          ============

See accompanying notes to condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------------

                                                                              Six Months Ended
                                                                                  June 30,
                                                                       ------------------------------
                                                                           2006                2005
                                                                       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                          $    614,998      $    407,676
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation, amortization and accretion:
        Premises and equipment                                             233,707           298,036
        Accretion of loan fees and discounts, net                          (29,670)          (29,670)
        Amortization of investment premiums and discounts, net               6,717           104,010
        Amortization of intangible assets                                   39,862            39,862
      Compensation expense related to stock options                          1,742               -
      Provision for loan losses                                             60,000           210,000
      Gains on sales of loans                                              (46,827)          (30,140)
      Losses on sale of real estate owned                                   13,536            46,250
      Gains on sales of securities                                             -             (15,760)
      Stock dividends on FHLB stock                                            -             (40,100)
      Changes in income taxes payable                                      (63,162)          297,353
      Changes in other assets and liabilities                               24,511           525,299
                                                                      ------------      ------------
          Net cash provided by operations before loan sales                855,414         1,812,816
      Origination of loans for sale to secondary market                 (8,191,764)       (9,860,106)
      Proceeds from sales of loans to secondary market                   8,333,190         9,266,863
                                                                      ------------      ------------
          Net cash provided by operating activities                        996,840         1,219,573
                                                                      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investment and mortgage-backed securities                (2,776,353)       (5,843,591)
  Maturity or call of investment securities available-for-sale           1,500,000         5,799,747
  Proceeds from sale of investment and mortgage-backed securities          295,159         5,610,675
  Principal payments on mortgage-backed and investment securities          712,845         1,367,054
  Proceeds from sale of other real estate owned                            135,110           286,898
  Increase in loans, net                                                (3,458,072)      (11,428,609)
  Additions to premises and equipment                                     (142,703)         (140,240)
                                                                      ------------      ------------

          Net cash used in investing activities                         (3,734,014)       (4,348,066)
                                                                      ------------      ------------

                                                                                          (Continued)

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------------------------

                                                                              Six Months Ended
                                                                                  June 30,
                                                                       ------------------------------
                                                                            2006               2005
                                                                        (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                                   $  5,030,373      $(10,309,266)
  Net increase (decrease) in other borrowings                             (1,349,740)        8,538,223
  Increase in advance payments by borrowers for taxes and insurance          388,396           372,815
  Exercise of stock options, including tax benefit                           148,026            16,978
  Purchase and retirement of common stock                                    (17,920)          (16,970)
  Dividends paid - common stock                                             (141,710)         (139,244)
                                                                        ------------      ------------

          Net cash provided by (used in) financing activities              4,057,425        (1,537,464)
                                                                        ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       1,320,251        (4,665,957)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             6,681,207        10,792,905
                                                                        ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $  8,001,458      $  6,126,948
                                                                        ============      ============

ADDITIONAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest on deposits                                                $  2,821,201      $  2,227,877
    Interest on other borrowings                                             241,125            63,692
    Income taxes paid (received)                                             390,000           (42,100)

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Real estate acquired in settlement of loans                           $    185,287      $    686,693
  Loans to facilitate sales of real estate owned                             179,000           242,800


See accompanying notes to condensed consolidated financial statements

JACKSONVILLE BANCORP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.       FINANCIAL STATEMENTS

         The accompanying interim condensed consolidated financial statements include the accounts of Jacksonville Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Jacksonville Savings Bank (the "Bank") and its wholly-owned subsidiary, Financial Resources Group (the "Subsidiary"). All significant intercompany accounts and transactions have been eliminated.

         In the opinion of management, the preceding unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of June 30, 2006 and December 31, 2005 and the results of operations for the three and six month periods ended June 30, 2006 and 2005. The results of operations for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results which may be expected for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2005 filed as an exhibit to the Company's 10-K filed in March 2006. The accounting and reporting policies of the Company and its subsidiary conform to accounting principles generally accepted in the United States of America and to the prevailing practices within the banking industry.

         Certain amounts included in the 2005 consolidated statements have been reclassified to conform to the 2006 presentation, with no effect on net income or stockholders' equity.

2.       NEWLY ADOPTED AND NEW ACCOUNTING PRONOUNCEMENT

         Newly Adopted Accounting Pronouncement - Stock Option Plans
         -----------------------------------------------------------
         The Company's 1996 Stock Option Plan was adopted on April 23, 1996 with a total of 83,625 shares of common stock reserved and awarded. Awards vested 20% per year and expired after ten years on April 23, 2006, and were exercisable at a price of $8.83 per share. The Company's 2001 Stock Option Plan was adopted on April 30, 2001 with a total of 87,100 shares reserved and awarded. Awards granted in 2001 vested immediately and expire after ten years and are exercisable at a price of $10 per share. On June 15, 2004, the Company granted 5,600 options under its 1996 Stock Option Plan, for which all other options have expired. The awards vest over five years with credit given for prior service, expire after ten years, and are exercisable at a price of $14.00 per share.

         Prior to January 1, 2006, the Company accounted for the Plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock option compensation cost was recognized in the Statement of Income as all options granted had an exercise price equal to market value of the underlying common stock on the grant date.

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

         Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the modified prospective application method. Under this method, the Statement applies to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for a portion of awards for which requisite services has not been rendered that are outstanding as of the effective date shall be recognized as the requisite service is rendered or after the effective date. As a result of this adoption, the Company's income before income taxes and net income for the three months ended June 30, 2006, includes stock option compensation cost of $876 and $826, respectively, which represented no change in basic or diluted earnings per share for the period. The Company's income before income taxes and net income for the six months ended June 30, 2006, includes stock option compensation cost of $1,742 and $1,642, respectively, which represented no change in basic or diluted earnings per share for the period. The adoption of this statement did not have a material effect on the financial statements. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 on stock-based employee compensation for the three and six months ended June 30, 2005.

                                                             3 Months Ended   6 Months Ended
                                                             June 30, 2005    June 30, 2005
                                                             -------------------------------
          Net income, as reported                             $   221,021      $   407,676
          Less value of options vested, net of tax effect            (826)          (1,642)
                                                              -----------      -----------
               Pro-forma net income                           $   220,195      $   406,034
                                                              ===========      ===========

          Earnings per share:
               Basic:    As reported                          $      0.11      $      0.21
                         Pro-forma                            $      0.11      $      0.21

               Diluted:  As reported                          $      0.11      $      0.21
                         Pro-forma                            $      0.11      $      0.20


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

         The following reflects earnings per share calculations for the basic and diluted methods:

                                                             3 Months Ended                   6 Months Ended
                                                                  June 30,                       June 30,
                                                          -------------------------     --------------------------
                                                              2006          2005            2006           2005
          Net income available to common shareholders     $  298,789     $  221,021     $  614,998     $  407,676
                                                          ==========     ==========     ==========     ==========

          Basic potential common shares:
            Weighted average shares outstanding            1,984,893      1,967,027      1,978,759      1,966,995

          Diluted potential common shares:
            Stock option equivalents                           7,975         15,186          8,481         18,298
                                                          ----------     ----------     ----------     ----------
              Diluted average shares outstanding           1,992,868      1,982,213      1,987,240      1,985,293
                                                          ==========     ==========     ==========     ==========

          Basic earnings per share                        $     0.15     $     0.11     $     0.31     $     0.21
                                                          ==========     ==========     ==========     ==========

          Diluted earnings per share                      $     0.15     $     0.11     $     0.31     $     0.21
                                                          ==========     ==========     ==========     ==========

4.       LOAN PORTFOLIO COMPOSITION

         At June 30, 2006 and December 31, 2005, the composition of the Company's loan portfolio was as follows:

                                                                 June 30, 2006        December 31, 2005
                                                              --------------------   --------------------
                                                               Amount      Percent     Amount     Percent
                                                                         (Dollars in Thousands)
          Real estate loans:
            One-to-four family residential                    $ 38,920        26.7   $ 40,126        28.2
            Commercial and agricultural                         36,085        24.4     33,859        23.8
            Multi-family residential                             7,718         5.3      6,010         4.2
                                                              --------     -------   --------     -------
               Total real estate loans                          82,723        57.0     79,995        56.2
          Commercial agricultural business loans                28,127        20.0     28,679        20.2
          Consumer loans:
            Home equity/home improvement                        26,792        17.8     26,382        18.5
            Automobile                                           4,926         3.3      4,580         3.2
            Other                                                5,284         3.3      4,657         3.3
                                                              --------     -------   --------     -------
               Total consumer loans                             37,002        24.4     35,619        25.0
                                                              --------     -------   --------     -------
                  Total loans receivable                       147,852       101.3    144,293       101.4

          Less:
            Unearned discount and deferred loan fees, net          248         -          175         0.1
            Allowance for loan losses                            1,910         1.3      1,846         1.3
                                                              --------     -------   --------     -------
                  Total loans receivable, net                 $145,694       100.0   $142,272       100.0
                                                              ========     =======   ========     =======


5.       INVESTMENT LOSSES

         Declines in the fair value of available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The following table shows the gross unrealized losses over and under twelve months at June 30, 2006.

                                Less Than Twelve Months    Over Twelve Months             Total
                                -----------------------   -------------------     -------------------
                                  Gross                      Gross                  Gross
                                Unrealized     Fair       Unrealized   Fair       Unrealized     Fair
                                  Losses      Value         Losses     Value        Losses       Value
                                ---------------------     -------------------     --------------------
                                                             (In thousands)
        State and political
           organizations        $    51       $ 2,725     $    19     $   609     $    70     $ 3,334
        U.S. government
           and agencies             308         7,699       2,969      67,791       3,277      75,490
                                ---------------------     -------------------     -------------------
               Subtotal             359        10,424       2,988      68,400       3,347      78,824

        Mortgage-backed
           securities               116         1,871         342       5,847         458       7,718
                                ---------------------     -------------------     -------------------

                Total           $   475       $12,295     $ 3,330     $74,247     $ 3,805     $86,542
                                =====================     ===================     ===================

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

6.       COMMITMENTS AND CONTINGENCIES

         From time to time, the Company is a defendant in legal actions arising from normal business activities. Management, after consultation with legal counsel, believes that the resolution of these actions will not have any material adverse effect on the Company's consolidated financial statements.

         The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers in the way of commitments to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. Substantially, all of the Company's loans are to borrowers located in Cass, Morgan, Macoupin, Montgomery, and surrounding counties in Illinois.

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

NEW ACCOUNTING STANDARDS ADOPTED DURING FIRST QUARTER 2006

The Company has two stock option plans, the 2001 Stock Option Plan and a reissue of the 1996 Stock Option Plan (the "Plans"), which provide for the granting of stock awards to employees (including officers and directors).

Prior to January 1, 2006, the Company accounted for the Plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock option compensation cost was recognized in the Statement of Income as all options granted had an exercise price equal to market value of the underlying common stock on the grant date.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the modified prospective application method. Under this method, the Statement applies to new awards and to awards modified, repurchased or cancelled after the effective date. Additionally, compensation cost for a portion of awards for which requisite services has not been rendered that are outstanding as of the effective date shall be recognized as the requisite service is rendered or after the effective date. As a result of this adoption, the Company's income before income taxes and net income for the three months ended June 30, 2006 includes stock option compensation cost of $876 and $826, respectively, which represented no change in basic or diluted earnings per share for the period. The Company's income before income taxes and net income for the six months ended June 30, 2006 includes stock option compensation cost of $1,742 and $1,642, respectively, which represented no change in basic or diluted earnings per share for the period. As of June 30, 2006, there was approximately $3,700 of total unrecognized compensation cost related to nonvested options under the Plans. That cost is expected to be recognized over a weighted average period of less than three years.

FINANCIAL CONDITION

June 30, 2006 Compared to December 31, 2005

Total assets increased $4.1 million to $258.0 million at June 30, 2006 from $253.9 million at December 31, 2005. The asset growth was primarily comprised of a $3.4 million increase in loans and a $1.3 million increase in cash and cash equivalents during the first six months of 2006. Net loans increased to $145.7 million at June 30, 2006. The loan growth and the increase in cash and cash equivalents were funded by a $5.0 million increase in total deposits. Total deposits increased to $223.4 million at June 30, 2006 from $218.4 million at December 31, 2005. The introduction of a new money market savings account during the first quarter of 2006 contributed to a majority of the volume increase. Other borrowings decreased $1.3 million due to the repayment of a $2.0 million advance from the Federal Home Loan Bank that matured during the first quarter of 2006, which was partially offset by an increase in overnight repurchase agreements. The repayment was partially funded by a $900,000 decrease in mortgage-backed securities, as a result of principal payments.

Stockholders' equity decreased $244,000 to $19.9 million at June 30, 2006. The decrease resulted from an $849,000 increase in unrealized losses, net of tax, on available-for-sale securities. The change in unrealized gains or losses on securities classified as available-for-sale is affected by market conditions, which can fluctuate daily. Stockholder's equity also benefited from net income of $615,000 and the receipt of $132,000 from the exercise of stock options during the first six months of 2006, partially offset by dividend payments of $142,000 to stockholders. The receipt of $132,000 reflects $130,000 received from the exercise of stock options, an $18,000 related tax benefit, and a $2,000 compensation expense related to options, which was partially offset by an $18,000 cost to acquire the shares underlying the options in open market purchases.

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended June 30, 2006 and
2005

General: The Company reported net income for the three months ended June 30, 2006, of $299,000, or $0.15 per share of common stock, basic and diluted, compared to net income of $221,000, or $0.11 per share of common stock, basic and diluted, for the three months ended June 30, 2005. The increase of $78,000 in net income is due to a decline of $105,000 in the provision for loan losses, a $42,000 increase in other income, a decrease of $11,000 in other expenses, and a $34,000 decrease in income taxes. These changes were partially offset by a decrease of $114,000 in net interest income.

Interest Income: Total interest income for the three months ended June 30, 2006 increased $347,000 from the same period of 2005. The increase in interest income is primarily due to a $344,000 increase in the interest income generated from loans, a $13,000 increase in interest income from investments, and a $6,000 increase in other interest income, partially offset by a $16,000 decrease in the interest income from mortgage-backed securities.

The increase of $344,000 in interest income on loans is due to both an increase in the average yield and average volume of the loan portfolio. The average yield on the loan portfolio for the three months ended June 30, 2006 was 6.92% compared to an average yield of 6.42% during the same period of 2005. The 50 basis point increase in the average yield is primarily due to the rising interest rate environment, reflecting the Federal Reserve's recent increases in short-term interest rates. The average volume of the loan portfolio grew $9.9 million from June 30, 2005 to the same period in 2006. This growth reflects an increased emphasis on commercial lending and an increase in participations with other institutions.

Interest income on investments increased $13,000 for the three months ended June 30, 2006 compared to the same period in 2005. This increase is due to a 15 basis point increase in the average yield on investments, which reflects a higher yield on reinvested funds. The increase was partially offset by a $2.1 million decrease in the average volume of the investment portfolio due to maturities and principal payments.

Interest income on mortgage-backed securities decreased $16,000 primarily due to a $2.4 million decrease in the average volume. The average volume decreased from $10.8 million during the three months ended June 30, 2005 to $8.3 million for the same period of 2006, due to principal payments against the securities. The decrease in average volume was partially offset by a 45 basis point increase in the average yield on mortgage-backed securities.

The $6,000 increase in interest on other investments is primarily due to a 199 basis point increase in the average yield. The increase in the average yield on these investments, consisting primarily of interest earning deposit accounts, reflects the rising interest rate environment of 2005 to 2006. The increase in income was partially offset by a $174,000 decrease in the average volume of these deposits for the three months ended June 30, 2006 compared to the same period in 2005.

Interest Expense: Total interest expense for the three months ended June 30, 2006 increased $461,000 compared to the three months ended June 30, 2005. The increase in interest expense was due to both a $419,000 increase in the cost of deposits and a $42,000 increase in the cost of borrowed funds.

The $419,000 increase in the cost of deposits was due to an increase in the average rate. The average rate increased to 3.08% during the three months ended June 30, 2006 from 2.17% during the three months ended June 30, 2005. The 91 basis point increase reflects rising market rates and the competitive nature of the local markets. The introduction of the money market savings account has also contributed to higher costs. The rate increase was partially offset by a $6.4 million decrease in the average volume of deposits during the three months ended June 30, 2006 compared to the same period in 2005.

Interest expense on borrowed funds increased $42,000 during the three months ended June 30, 2006 from same period in 2005. Interest expense increased due to both an increase in the average cost and the average volume of borrowed funds. The average rate increased 135 basis points to 4.54% during the three months ended June 30, 2006 compared to the three months ended June 30, 2005. The increase in average rate reflects rising market rates. The average volume of borrowed funds increased $673,000 to $10.6 million for the three months ended June 30, 2006 compared to the same period in 2005. The increase in average volume reflects an increase in the average volume of overnight repurchase agreements.

Provision for Loan Losses: The provision for loan losses is determined by management as the amount needed to replenish the allowance for loan losses, after net charge-offs have been deducted, to a level considered adequate to absorb inherent losses in the loan portfolio, in accordance with accounting principles generally accepted in the United States of America.

The allowance for loan losses increased to $1.9 million at June 30, 2006 from $1.8 million at December 31, 2005. The increase is the result of net recoveries and the provision for loan losses. Net recoveries increased to $21,000 during the second quarter of 2006 compared to net charge-offs of $158,000 during the second quarter of 2005. The provision for loan losses decreased to no expense allocation for the three months ended June 30, 2006 from $105,000 for the comparable period in 2005. The decrease in the provision during 2006 reflects net recoveries and the decrease in nonperforming loans. Refer to the following table regarding nonperforming assets.


                                                       June 30,     December 31,
                                                         2006           2005
                                                      ----------     ----------
                                                      (Dollars in thousands)
     Non-accruing loans:
       One-to-four family residential                 $       70     $      624
       Commercial and agricultural business                  232            290
       Home equity/Home improvement                          158            222
       Automobile                                              -              1
       Other consumer                                          9             20
                                                      ----------     ----------
          Total                                       $      469         $1,157
                                                      ==========     ==========

     Accruing loans delinquent more than 90 days:
       One-to-four family residential                 $      115     $        2
       Automobile                                              1             17
       Other consumer                                          2              2
                                                      ----------     ----------
          Total                                       $      118     $       21
                                                      ==========      =========

     Foreclosed assets:
       One-to-four family residential                 $      313     $     276
       Commercial and agricultural real estate                 -            180
       Automobile                                             15             15
                                                      ----------     ----------
          Total                                       $      328     $      471
                                                      ==========     ==========

     Total nonperforming assets                       $      915     $    1,649
                                                      ==========     ==========

     Total as a percentage of total assets                  0.35%          0.65%
                                                      ==========     ==========


As indicated in the table above, there was a decrease of $554,000 in one-to-four family residential non-accruing loans. A portion of this decrease reflects payoffs totaling $223,000. The remaining decrease reflects both the collection and restructuring of several non-accruing notes. The following table shows the aggregate principal amount of potential problem credits on the Company's watch list at June 30, 2006 and December 31, 2005. All non-accruing loans are automatically placed on the watch list.

                                            June 30,       December 31,
                                             2006             2005
                                                 (In thousands)
          Special Mention credits          $  1,527        $    3,065
          Substandard credits                 3,299             1,930
                                           --------        ----------
          Total watch list credits         $  4,826        $    4,995
                                           ========        ==========

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of operations and financial condition in preparing its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes that critical accounting policies, which include the allowance for loan losses, are those most important to the portrayal of the Company's financial condition and results and requires management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

Since the allowance for loan losses is based upon estimates of probable losses, the actual loss amount can vary significantly from the estimated amounts. The historical loss factors attempt to reduce this variance by taking into account recent loss experience. Management evaluates several other conditions in connection with the allowance, including general economic and business conditions, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the portfolio, and regulatory examination results. Management believes it uses the best information available to make such determinations. If circumstances differ substantially from the assumptions used in making determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be affected. While the Company believes it has established its existing allowance for loan losses in conformity with accounting principles generally accepted in the United States, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request an increase in the allowance for loan losses. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that increases to the allowance will not be necessary if loan quality deteriorates. Management will continue to monitor the loan portfolio and assess the adequacy of the allowance at least quarterly.

Other Income: Total other income for the three months ended June 30, 2006 increased $42,000 from the same period in 2005. The increase in other income reflects increases of $29,000 in commission income and $7,000 in service charges on deposit accounts. Brokerage commissions are largely dependent upon pension account rollovers and account volumes, both of which can fluctuate based upon market conditions and customer preferences.

Other Expenses: Total other expenses for the three months ended June 30, 2006 decreased $11,000 from the same period in 2005. The decrease in other expenses reflects decreases of $43,000 in real estate owned expenses and $32,000 in occupancy and equipment expenses, partially offset by an increase in salaries and benefits expenses of $62,000. The decrease in real estate owned expense reflects fewer real estate owned properties and a decrease in the amount of losses from the sale of real estate owned. The decrease in occupancy and equipment expense reflects a reduction in depreciation and maintenance costs. Salaries and benefits expense has been impacted by increased brokerage commissions.

Income Taxes: The provision for income taxes decreased $34,000 during the three months ended June 30, 2006, compared to the three months ended June 30, 2005. The provision reflects an increase in taxable income, offset by the effect of state income tax benefits.

Comparison of Operating Results for the Six Months Ended June 30, 2006 and 2005

General: The Company reported net income for the six months ended June 30, 2006, of $615,000, or $0.31 per share, basic and diluted, compared to net income of $408,000, or $0.21 per share, basic and diluted, for the six months ended June 30, 2005. Net income increased $207,000 during the six months ended June 30, 2006 compared to the same period of 2005, due to a $150,000 decrease in the provision for loan losses, an increase of $84,000 in other income, a $75,000 decrease in other expenses, and a $5,000 decrease in income taxes. These changes were partially offset by a decrease in net interest income of $107,000.

Interest Income: Total interest income increased $735,000 during the six months ended June 30, 2006, compared to the same period in 2005. The increase in interest income was due to a $763,000 increase in interest income on loans, a $6,000 increase in income on investments, and a $7,000 increase in other interest income. These increases were partially offset by a $41,000 decrease in interest income on mortgage-backed securities.

Interest income on loans increased to $5.0 million for the six months ended June 30, 2006 from $4.3 million for the six months ended June 30, 2005. The increase in interest income on loans was due to both an increase in the average yield and the average volume of the loan portfolio. The average yield on the loan portfolio increased to 6.83% for the six months ended June 30, 2006 from 6.34% for the six months ended June 30, 2005. The 49 basis point increase in the average yield reflects increases in market interest rates. The average volume of the loan portfolio increased $12.6 million for the six months ended June 30, 2006 compared to the same period in 2005. The increase in the average volume of the loan portfolio reflects an increase in commercial lending, as well as an increase in the number of participated loans with other institutions.

The increase in investment income was due primarily to an increase in the average yield on the investment portfolio. The average yield on investments increased 16 basis points, which reflects a general increase in market rates. The average yield increased to 3.70% for the six months ended June 30, 2006 from 3.54% for the six months ended June 30, 2005. The increase in the average yield was partially offset by a $3.3 million decrease in the average volume of the investments. The decrease in the average volume of investments was due to both principal payments and maturities.

The $41,000 decrease in interest income on mortgage-backed securities was due primarily to a decrease in the average volume of these securities. The average volume of mortgage-backed securities decreased $3.0 million for the six months ended June 30, 2006 compared to the same period in 2005. The decrease in the average volume was due primarily to principal payments. The decrease in interest income was partially offset by a 41 basis point increase in the average yield on mortgage-backed securities.

Other interest income increased $7,000 due to an increase in the average rate on other interest earning deposits. The average rate increased 139 basis points for the six months ended June 30, 2006 compared to the same period in 2005. The increase in the average yield was partially offset by a decrease in the average volume of interest bearing deposits. The average volume decreased to $1.7 million from $2.1 million for the six months ended June 30, 2006 and the same period in 2005, respectively.

Interest Expense: Total interest expense increased $842,000 for the six months ended June 30, 2006 compared to the same period in 2005. The increase in interest expense was due to a $702,000 increase in the cost of deposits and a $140,000 increase in the cost of borrowed funds.

Interest expense on deposits increased from $2.2 million during the six months ended June 30, 2005 to $2.9 million during the six months ended June 30, 2006. The increase was primarily due to a 77 basis point increase in the average rate on deposits. The average rate increased to 2.87% for the six months ended June 30, 2006 from 2.10% for the same period in 2005. The increased cost of deposits was due to both an increase in market rates and the introduction of a higher yielding money market savings product during the first quarter of 2006. The increase in the average rate was partially offset by a $6.4 million decrease in the average volume of deposits.

The cost of borrowed funds increased $140,000 due to increases in both the average rate and the average volume of borrowed funds. The average rate on borrowed funds increased 136 basis points, which reflects the increase in short term market rates. The average volume of borrowed funds increased to $10.5 million for the six months ended June 30, 2006 from $6.0 million for the six months ended June 30, 2005. The average balance of borrowed funds consisted of $7.3 million of advances from the Federal Home Loan Bank and $3.2 million in overnight repurchase agreements during the first six months of 2006.

Provision for Loan Losses: The provision for loan losses is determined by management as the amount needed to replenish the allowance for loan losses, after net charge-offs have been deducted, to a level considered adequate to absorb probable losses in the loan portfolio, in accordance with accounting principles generally accepted in the United States of America.

                                                                6 Months Ended
                                                            June 30,    June 30,
                                                              2006        2005
                                                             -------     -------
                                                                (In thousands)

          Balance at beginning of period                     $ 1,846    $ 1,888
          Charge-offs:
            One-to-four family residential                        55        157
            Commercial and agricultural real estate              -           47
            Commercial and agricultural business                  16          8
            Home equity/home improvement                          20         87
            Automobile                                             1         24
            Other Consumer                                         5         19
                                                             -------    -------
               Total                                              97        342
                                                             -------    -------
          Recoveries:
            One-to-four family residential                        73          2
            Commercial and agricultural real estate                8        -
            Home equity/home improvement                           2          9
            Automobile                                             6         13
            Other Consumer                                        12         12
                                                             -------    -------
               Total                                             101         36
                                                             -------    -------
          Net loan charge-offs (recoveries)                       (4)       306
          Additions charged to operations                         60        210
                                                             -------    -------
          Balance at end of period                           $ 1,910    $ 1,792
                                                             =======    =======


The provision for loan losses decreased $150,000 to $60,000 during the six months ended June 30, 2006 compared to the same six months in 2005. The allowance for loan losses increased to $1.9 million at June 30, 2006 from $1.8 million at December 31, 2005. The increase is partially due to an increase in one-to-four family residential recoveries. Net recoveries were $4,000 during the first six months of 2006 compared to net charge-offs of $306,000 during the first six months of 2005. The decrease in the provision during 2006 reflects net recoveries and decreases in nonperforming loans and watch list credits.

Other Income: Total other income increased $84,000 for the six months ended June 30, 2006 compared to the same time period in 2005. The increase in other income is primarily due to a $56,000 increase in commission income, a $35,000 increase in service charge income, and a $17,000 increase in gains on the sale of loans. The increase in gains on the sale of loans was partially offset by a $16,000 decrease in gains on the sale of securities. Brokerage commissions are largely dependent upon pension account rollovers and account volumes, both of which can fluctuate based upon market conditions and customer preferences.

Other Expenses: Total other expenses decreased $75,000 during the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Changes for the six months ended June 30, 2006 from the comparative period in 2005 include decreases of $89,000 in occupancy and equipment expense, $56,000 in real estate owned expense, and $31,000 in legal and accounting expense. These decreases were partially offset by an increase of $97,000 in salaries and benefits expense. The decrease in occupancy and equipment expense is primarily due to a decrease in depreciation and maintenance costs. The decrease in real estate owned expense reflects fewer real estate owned properties and a decrease in the amount of losses from the sale of real estate owned. The decrease in legal and accounting expense is due primarily to a decrease in the expense incurred by Sarbanes-Oxley legislation compliance. The increase in salaries and benefits expense is primarily due to the increase in brokerage commissions and regular cost increases.

Income Taxes: The provision for income taxes decreased $5,000 during the six months ended June 30, 2006, compared to the six months ended June 30, 2005. The provision reflects an increase in taxable income, offset by the effect of state income tax benefits.

Liquidity and Capital Resources: The Company's most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company's operating, financing, and investing activities. At June 30, 2006 and December 31, 2005, cash and cash equivalents totalled $8.0 million and $6.7 million, respectively. The Company's primary sources of funds include principal and interest repayments on loans (both scheduled and prepayments), maturities and calls of investment securities and principal repayments from mortgage-backed securities (both scheduled and prepayments). During the past twelve months, the most significant sources of funds have been deposit growth, investment calls and principal payments, advances from the FHLB, and loan sales to the secondary market. These funds have been used for new loan originations.

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

Liquidity management is both a short-term and long-term responsibility of management. The Company adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected purchases of investment and mortgage-backed securities, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) liquidity of its asset-liability management program. Excess liquidity is generally invested in interest-earning overnight deposits and other short-term U.S. Agency obligations. If the Company requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB. The Company may borrow from the FHLB under a blanket agreement which assigns all investments in FHLB stock as well as qualifying first mortgage loans equal to 150% of the outstanding balance as collateral to secure the amounts borrowed. This borrowing arrangement is limited to a maximum of 30% of the Company's total assets or twenty times the balance of FHLB stock held by the Company. At June 30, 2006, the Company had outstanding advances of $6.0 million. In addition, the Company had approximately $18.9 million available to it under the FHLB borrowing arrangement.

The Company maintains minimum levels of liquid assets as established by the Board of Directors. The Company's liquidity ratios at June 30, 2006 and December 31, 2005 were 33.4% and 34.7%, respectively. These ratios represent the volume of short-term liquid assets as a percentage of net deposits and borrowings due within one year.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above. The following table summarizes these commitments at June 30, 2006 and December 31, 2005.

                                          June 30, 2006    December 31, 2005
                                          -------------    -----------------
                                                (Dollars in thousands)
     Commitments to fund loans            $      24,424      $        21,576
     Standby letters of credit                       28                   31

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined). Management believes, at June 30, 2006, that the Bank meets all its capital adequacy requirements.

Under Illinois law, Illinois-chartered savings banks are required to maintain a minimum core capital to total assets ratio of 3%. The Illinois Commissioner of Savings and Residential Finance (the Commissioner) is authorized to require a savings bank to maintain a higher minimum capital level if the Commissioner determines that the savings bank's financial condition or history, management or earnings prospects are not adequate. If a savings bank's core capital ratio falls below the required level, the Commissioner may direct the savings bank to adhere to a specific written plan established by the Commissioner to correct the savings bank's capital deficiency, as well as a number of other restrictions on the savings bank's operations, including a prohibition on the declaration of dividends by the savings bank's board of directors. At June 30, 2006, the Bank's core capital ratio was 7.40% of total average assets, which exceeded the required amount.

The Bank is also required to maintain regulatory capital requirements imposed by the Federal Deposit Insurance Corporation. The Bank's actual ratios at June 30, 2006 and the required minimums to be considered adequately capitalized are shown in the table below. In order to be considered well-capitalized, the Bank must maintain: (i) Tier 1 Capital to Average Assets of 5.0%, (ii) Tier 1 Capital to Risk-Weighted Assets of 6.0%, and (iii) Total Capital to Risk-Weighted Assets of 10.0%.


                                                 June 30, 2006     December 31, 2005          Minimum
                                                        Actual                Actual         Required
                                                        ------                ------         --------
Tier 1 Capital to Average Assets                         7.40%                 7.31%            4.00%
Tier 1 Capital to Risk-Weighted Assets                  11.63%                11.66%            4.00%
Total Capital to Risk-Weighted Assets                   12.80%                12.83%            8.00%

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


                                     Consolidated Average Balance Sheet and Interest Rates
                                                    (Dollars in thousands)

-----------------------------------------------------------------------------------------------------------------------------
                                                                         Three Months Ended June 30,
                                             --------------------------------------------------------------------------------
                                                               2006                                    2005
                                             ------------------------------------------  ------------------------------------

                                                 Average                                  Average
                                                 Balance       Interest      Yield/Cost   Balance     Interest    Yield/Cost
                                             ------------------------------------------   -----------------------------------
Interest-earnings assets:
  Loans                                           $147,776      $  2,556         6.92%    $137,874     $  2,212        6.42%
  Investment securities                             83,405           774         3.71%      85,530          761        3.56%
  Mortgage-backed securities                         8,345            94         4.53%      10,793          110        4.08%
  Other                                              1,425            16         4.41%       1,599           10        2.42%
                                                  --------      --------                  --------     --------
      Total interest-earning assets                240,951         3,440         5.71%     235,796        3,093        5.25%

Non-interest earnings assets                        17,818                                  16,056
                                                  --------                                --------
      Total assets                                $258,769                                $251,852
                                                  ========                                ========


Interest-bearing liabilities:
  Deposits                                        $199,099      $  1,532         3.08%    $205,471     $  1,113        2.17%
  Other borrowings                                  10,617           121         4.54%       9,944           79        3.19%
                                                  --------      --------                  --------     --------
      Total interest-bearing liabilities           209,716         1,653         3.15%     215,415        1,192        2.21%

Non-interest bearing liabilities                    29,236                                  16,285
Stockholders' equity                                19,817                                  20,152
                                                  --------                                --------

      Total liabilities/stockholders' equity      $258,769                                $251,852
                                                  ========                                ========

Net interest income                                             $  1,787                               $  1,901
                                                                ========                               ========

Interest rate spread (average yield earned
  minus average rate paid)                                                       2.56%                                 3.03%
                                                                                 ====                                  ====

Net interest margin (net interest income
  divided by average interest-earning assets)                                    2.97%                                 3.23%
                                                                                 ====                                  ====

The following table sets forth the changes in rate and changes in volume of the Company's interest earning assets and liabilities.

                             Analysis of Volume and Rate Changes
                                          (In thousands)
          -------------------------------------------------------------------------------
                                   Three Months Ended June 30,
          -------------------------------------------------------------------------------
                                                            2006 Compared to 2005
                                                           Increase(Decrease) Due to
                                                      -----------------------------------
                                                       Rate         Volume        Net
                                                      -----------------------------------
          Interest-earnings assets:
            Loans                                     $ 179         $ 165         $ 344
            Investment securities                        32           (19)           13
            Mortgage-backed securities                   11           (27)          (16)
            Other                                         7            (1)            6
                                                      -----         -----         -----
                Total net change in income on
                  interest-earning assets               229           118           347
                                                      -----         -----         -----

          Interest-bearing liabilities:
            Deposits                                    455           (36)          419
            Other borrowings                             35             7            42
                                                      -----         -----         -----
                Total net change in expense on
                  interest-bearing liabilities          490           (29)          461
                                                      -----         -----         -----

          Net change in net interest income           $(261)        $ 147         $(114)
                                                      =====         =====         =====

The following table sets forth the average balances and interest rates (costs) on the Company's assets and liabilities during the periods presented.

                                     Consolidated Average Balance Sheet and Interest Rates
                                                    (Dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------------
                                                                         Six Months Ended June 30,
                                             --------------------------------------------------------------------------------
                                                               2006                                    2005
                                             ------------------------------------------  ------------------------------------
                                                 Average                                  Average
                                                 Balance       Interest      Yield/Cost   Balance     Interest    Yield/Cost
                                             ------------------------------------------   -----------------------------------
Interest-earnings assets:
  Loans                                          $ 147,126     $  5,026         6.83%    $ 134,486    $  4,263        6.34%
  Investment securities                             82,522        1,526         3.70%       85,766       1,520        3.54%
  Mortgage-backed securities                         8,519          184         4.32%       11,514         225        3.91%
  Other                                              1,682           33         3.88%        2,105          26        2.49%
                                                 ---------     --------                  ---------    --------
      Total interest-earning assets                239,849        6,769         5.64%      233,871       6,034        5.16%

Non-interest earnings assets                        17,781                                  16,886
                                                 ---------                               ---------
      Total assets                               $ 257,630                               $ 250,757
                                                 =========                               =========

Interest-bearing liabilities:
  Deposits                                       $ 201,761      $  2,893        2.87%    $ 208,181    $  2,191        2.10%
  Other borrowings                                  10,518           232        4.42         5,995          92        3.06%
                                                 ---------     --------                  ---------    --------
      Total interest-bearing liabilities           212,279         3,125        2.94%      214,176       2,283        2.13%

Non-interest bearing liabilities                    25,477                                  16,252
Stockholders' equity                                19,874                                  20,329
                                                 ---------                               ---------

      Total liabilities/stockholders' equity     $ 257,630                               $ 250,757
                                                 =========                               =========

Net interest income                                             $  3,644                              $  3,751
                                                                ========                              ========


Interest rate spread (average yield earned
  minus average rate paid)                                                       2.70%                                3.03%
                                                                                 =====                                =====

Net interest margin (net interest income
  divided by average interest-earning assets)                                    3.04%                                3.21%
                                                                                 =====                                =====

The following table sets forth the changes in rate and changes in volume of the Company's interest earning assets and liabilities.

                       Analysis of Volume and Rate Changes
                                 (In thousands)
--------------------------------------------------------------------------------
                            Six Months Ended June 30,
--------------------------------------------------------------------------------
                                                  2006 Compared to 2005
                                                Increase(Decrease) Due to
                                          -------------------------------------
                                               Rate        Volume        Net
                                          -------------------------------------
Interest-earnings assets:
  Loans                                         $ 346       $ 417        $ 763
  Investment securities                            65         (59)           6
  Mortgage-backed securities                       22         (63)         (41)
  Other                                            13          (6)           7
                                                -----       -----        -----
      Total net change in income on
        interest-earning assets                   446         289          735
                                                -----       -----        -----

Interest-bearing liabilities:
  Deposits                                        772         (70)         702
  Other borrowings                                 52          88          140
                                                -----       -----        -----
      Total net change in expense on
        interest-bearing liabilities              824          18          842
                                                -----       -----        -----

Net change in net interest income              $ (378)      $ 271        $ (107)
                                               ======      ======        ======

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

The following table shows projected results at June 30, 2006 and December 31, 2005 of the impact on net interest income from an immediate change in interest rates, as well as the benchmarks established by the ALCO. The results are shown as a dollar and percentage change in net interest income over the next twelve months.


                                            Change in Net Interest Income
                                                (Dollars in thousands)
                          ----------------------------------------------------------------------------
                           June 30, 2006                       December 31, 2005            ALCO
                          -------------------------------------------------------------
Rate Shock:                      $ Change       % Change       $ Change       % Change   Benchmark
                          ----------------------------------------------------------------------------
 + 200 basis points                (1,074)       -14.86%           (468)        -6.18%  > (20.00)%
 + 100 basis points                  (899)       -12.44%           (282)        -3.73%  > (12.50)%
  - 100 basis points                 (294)        -4.06%             31          0.42%  > (12.50)%
  - 200 basis points                   67          0.93%            294          3.89%  > (20.00)%


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

                  None.

Item 3.           Defaults Upon Senior Securities
                  -------------------------------

                  None.

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

                  At the Company's annual meeting of stockholders held on April 25, 2006, the following matters were submitted to a vote:

                  1. The election of the following persons as directors for a three-year term:

                      Name                    Votes For         Votes Withheld
                      ----                    ---------         --------------

                      John L. Eyth            1,828,877         691
                      Richard A. Foss         1,828,914         654
                      Michael R. Goldasich    1,828,277         1,291


                  2. The ratification of the appointment of BKD, LLP as auditors for the Company for the year ended December 31, 2006.

                      Votes For                Against          Abstain
                      ---------                -------          -------
                      1,826,546                772              2,250

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


                                                JACKSONVILLE BANCORP, INC.
                                                Registrant

Date:   08/02/2006                              /s/ Richard A. Foss
        ----------                              --------------------------
                                                Richard A. Foss
                                                President and Chief Executive
                                                Officer



                                                /s/ Diana S. Tone
                                                --------------------------
                                                Diana S. Tone
                                                Chief Financial Officer