Form 10-Q
period 2006-09-30
JACKSONVILLE BANCORP INC
filed 2006-11-02
CIK 1172097

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006
                                               ------------------
                                       OR

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 [X] Yes [_] No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

   [_] Large Accelerated Filer [_] Accelerated Filer [X] Non-Accelerated Filer

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

                                 [_] Yes [X] No

As of October 31, 2006, there were 1,985,317 shares (*) of the Registrant's common stock issued and outstanding.

(*) As of October 31, 2006, 1,038,738 shares were owned by Jacksonville Bancorp, M.H.C., the Company's mutual holding company parent.

JACKSONVILLE BANCORP, INC.

FORM 10-Q

SEPTEMBER 30, 2006
TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                            PAGE
                                                                           -----
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets                             1

           Condensed Consolidated Statements of Income                       2

           Condensed Consolidated Statement of Stockholders' Equity          3

           Condensed Consolidated Statements of Cash Flows                  4-5

           Notes to the Condensed Consolidated Financial Statements         6-10

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          11-23

Item 3.    Quantitative and Qualitative Disclosures about Market Risk      24-25

Item 4.    Controls and Procedures                                           26

PART II    OTHER INFORMATION                                                 27

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

EXHIBITS

           Section 302 Certifications
           Section 906 Certification

                         PART I - FINANCIAL INFORMATION

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                    SEPTEMBER 30,   DECEMBER 31,
                                                                        2006           2005
                                                                    -------------   ------------
                                                                     (Unaudited)
ASSETS
Cash and cash equivalents                                            $  8,535,290   $  6,681,207
Investment securities - available-for-sale                             78,739,446     78,888,107
Mortgage-backed securities - available-for-sale                         8,017,397      8,646,407
Federal Home Loan Bank stock                                            1,244,170      1,539,328
Other investments                                                         418,074        393,654
Loans receivable - net of allowance for loan losses of $1,865,390
   and $1,846,150 as of September 30, 2006 and December 31, 2005      146,581,822    142,272,144
Loans held for sale                                                       532,907        499,445
Premises and equipment - net                                            6,657,987      6,846,122
Accrued interest receivable                                             2,323,294      1,489,749
Goodwill                                                                2,726,567      2,726,567
Core deposit intangible                                                   139,516        199,309
Capitalized mortgage servicing rights                                   1,049,701      1,059,610
Real estate owned                                                         215,119        456,017
Income taxes receivable                                                    31,422             --
Other assets                                                            2,017,691      2,248,125
                                                                     ------------   ------------
      TOTAL ASSETS                                                   $259,230,403   $253,945,791
                                                                     ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits                                                             $226,566,948   $218,369,774
Other borrowings                                                        7,361,002     11,350,068
Advance payments by borrowers for taxes and insurance                     223,085        374,676
Accrued interest payable                                                  998,025        800,446
Deferred compensation plan                                              2,260,969      2,204,095
Income taxes payable                                                           --        107,782
Other liabilities                                                         846,150        636,346
                                                                     ------------   ------------
      Total liabilities                                               238,256,179    233,843,187
                                                                     ------------   ------------
Commitments and Contingencies
Stockholders' equity
Preferred stock, $0.01 par value - authorized 10,000,000 shares;
   none issued and outstanding                                                 --              --
Common stock, $0.01 par value - authorized 20,000,000 shares;
   issued and outstanding, 1,985,317 shares and 1,970,216 shares
   as of September 30, 2006 and December 31, 2005, respectively            19,853          19,702
Additional paid-in capital                                              6,606,776       6,474,513
Retained earnings - substantially restricted                           15,659,934      15,088,742
Accumulated other comprehensive loss                                   (1,312,339)     (1,480,353)
                                                                     ------------    ------------
      Total stockholders' equity                                       20,974,224      20,102,604
                                                                     ------------    ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $259,230,403    $253,945,791
                                                                     ============    ============

See accompanying notes to the condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------

                                             THREE MONTHS ENDED         NINE MONTHS ENDED
                                                SEPTEMBER 30,             SEPTEMBER 30,
                                          -----------------------   -------------------------
                                             2006         2005          2006          2005
                                          ----------   ----------   -----------   -----------
                                                (Unaudited)                (Unaudited)
INTEREST INCOME:
   Loans                                  $2,629,281   $2,283,424   $ 7,655,907   $6,545,987
   Investment securities                     809,060      752,741     2,335,241    2,272,756
   Mortgage-backed securities                 86,626       97,206       270,803      322,076
   Other                                      34,059       13,144        66,691       39,361
                                          ----------   ----------   -----------   ----------
      Total interest income                3,559,026    3,146,515    10,328,642    9,180,180
                                          ----------   ----------   -----------   ----------
INTEREST EXPENSE
   Deposits                                1,765,888    1,153,661     4,658,883    3,344,510
   Other borrowings                          108,156      155,428       340,439      247,120
                                          ----------   ----------   -----------   ----------
      Total interest expense               1,874,044    1,309,089     4,999,322    3,591,630
                                          ----------   ----------   -----------   ----------
NET INTEREST INCOME                        1,684,982    1,837,426     5,329,320    5,588,550
PROVISION FOR LOAN LOSSES                         --       35,000        60,000      245,000
                                          ----------   ----------   -----------   ----------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES               1,684,982    1,802,426     5,269,320    5,343,550
                                          ----------   ----------   -----------   ----------
OTHER INCOME:
   Service charges on deposit accounts       234,980      240,279       665,619      635,481
   Commission income                         160,693      166,133       580,663      529,791
   Loan servicing fees                        89,379       90,303       268,862      274,087
   Gains on sales of loans                    14,222       37,678        61,049       67,818
   Gains (losses) on sales of securities     (16,778)         948       (16,778)      16,708
   Other                                      32,123       38,092        98,790      108,656
                                          ----------   ----------   -----------   ----------
      Total other income                     514,619      573,433     1,658,205    1,632,541
                                          ----------   ----------   -----------   ----------
OTHER EXPENSES:
   Salaries and employee benefits          1,210,497    1,185,959     3,608,380    3,486,678
   Occupancy and equipment expense           310,868      335,484       871,742      985,275
   Data processing expense                    93,774       92,649       273,793      250,719
   Legal and accounting expense               39,528       41,541       118,250      151,021
   Postage expense                            37,901       32,331       113,044      109,948
   Advertising expense                        35,251       36,254        93,330       86,810
   Stationary and supplies expense            30,920       36,408        76,308       97,616
   Real estate owned expense                  27,805        4,884        65,230       97,893
   Other                                     224,227      233,207       652,945      670,060
                                          ----------   ----------   -----------   ----------
      Total other expenses                 2,010,771    1,998,717     5,873,022    5,936,020
                                          ----------   ----------   -----------   ----------
INCOME BEFORE INCOME TAXES                   188,830      377,142     1,054,503    1,040,071
INCOME TAXES                                  19,933      142,330       270,608      397,583
                                          ----------   ----------   -----------   ----------
NET INCOME                                $  168,897   $  234,812   $   783,895   $  642,488
                                          ==========   ==========   ===========   ==========
NET INCOME PER COMMON SHARE, BASIC        $     0.09   $     0.12   $      0.40   $     0.33
                                          ==========   ==========   ===========   ==========
NET INCOME PER COMMON SHARE, DILUTED      $     0.08   $     0.12   $      0.39   $     0.32
                                          ==========   ==========   ===========   ==========

See accompanying notes to condensed consolidated financial statements

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                                        Accumulated
                                                            Additional                     Other           Total
                                                  Common      Paid-in      Retained    Comprehensive   Stockholders'   Comprehensive
                   (Unaudited)                     Stock      Capital      Earnings        Loss            Equity          Income
----------------------------------------------   --------   ----------   -----------   -------------   -------------   -------------
BALANCE, DECEMBER 31, 2005                       $ 19,702   $6,474,513   $15,088,742    $(1,480,353)    $20,102,604
Net Income                                             --           --       783,895             --         783,895       $783,895
Other comprehensive income -change in
   net unrealized losses on securities
   available for sale, net of taxes of $80,848         --           --            --        156,941         156,941        156,941
Less: Reclassification adjustment for losses
   included in net income, net of tax benefit
   $5,705                                              --           --            --         11,073          11,073         11,073
                                                                                                                          --------
Comprehensive Income                                                                                                      $951,909
                                                                                                                          ========
Exercise of stock options                             164      129,429            --             --         129,593
Tax benefit related to stock options exercised         --       18,433            --             --          18,433
Purchase and retirement of common stock               (13)     (17,907)           --             --         (17,920)
Compensation expense for stock options                 --        2,308            --             --           2,308
Dividends ($0.225 per share)                           --           --      (212,703)            --        (212,703)
                                                 --------   ----------   -----------    -----------     -----------
BALANCE, SEPTEMBER 30, 2006                      $ 19,853   $6,606,776   $15,659,934    $(1,312,339)    $20,974,224
                                                 ========   ==========   ===========    ===========     ===========

See accompanying notes to condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                     ---------------------------
                                                                         2006           2005
                                                                     ------------   ------------
                                                                             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                        $    783,895   $    642,488
                                                                     ------------   ------------
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation, amortization and accretion:
         Premises and equipment                                           346,316        436,617
         Accretion of loan fees and discounts, net                        (39,559)       (44,505)
         Amortization of investment premiums and discounts, net            10,185        130,606
         Amortization of intangible assets                                 59,793         59,793
      Compensation expense related to stock options                         2,308             --
      Provision for loan losses                                            60,000        245,000
      Gains on sales of loans                                             (61,049)       (67,818)
      Losses on sale of real estate owned                                  14,670         12,076
      (Gains) losses on sales of securities                                16,778        (16,708)
      Stock dividends on FHLB stock                                            --        (58,700)
      Changes in income taxes receivable (payable)                       (139,204)       414,683
      Changes in other assets and liabilities                            (402,610)      (149,856)
                                                                     ------------   ------------
         Net cash provided by operations before loan sales                651,523      1,603,676
      Origination of loans for sale to secondary market               (13,030,056)   (15,791,800)
      Proceeds from sales of loans to secondary market                 13,067,552     15,736,784
                                                                     ------------   ------------
         Net cash provided by operating activities                        689,019      1,548,660
                                                                     ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investment and mortgage-backed securities              (6,453,061)    (5,943,591)
   Maturity or call of investment securities available-for-sale         3,000,000      6,549,746
   Proceeds from sale of investment and mortgage-backed securities      3,728,196      6,296,986
   Principal payments on mortgage-backed and investment securities      1,174,520      2,029,550
   Proceeds from sale of other real estate owned                          369,578        524,071
   Increase in loans, net                                              (4,469,908)   (16,159,639)
   Additions to premises and equipment                                   (158,181)      (205,776)
         Net cash used in investing activities
                                                                     ------------   ------------
                                                                       (2,808,856)    (6,908,653)
                                                                     ------------   ------------
                                                                                      (Continued)

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                     --------------------------
                                                                         2006          2005
                                                                     -----------   ------------
                                                                             (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                                $ 8,197,174   $(12,744,852)
  Net increase (decrease) in other borrowings                         (3,989,066)    14,672,399
  Increase (decrease) in advance payments by borrowers for
     taxes/insurance                                                    (151,591)        85,359
  Exercise of stock options, net of tax benefit                          148,026         24,589
  Purchase and retirement of treasury stock                              (17,920)       (16,970)
  Dividends paid - common stock                                         (212,703)      (208,931)
                                                                     -----------   ------------
          Net cash provided by financing activities                    3,973,920      1,811,594
                                                                     -----------   ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   1,854,083     (3,548,399)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         6,681,207     10,792,905
                                                                     -----------   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $ 8,535,290   $  7,244,506
                                                                     ===========   ============
ADDITIONAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest on deposits                                             $ 4,446,391   $  3,316,220
    Interest on other borrowings                                         355,352        185,120
    Income taxes paid (received)                                         520,200        (17,100)

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Real estate acquired in settlement of loans                        $   318,787   $    871,610
  Loans to facilitate sales of real estate owned                         179,000        302,800

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

     In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of September 30, 2006 and the results of operations for the three and nine month periods ended September 30, 2006 and 2005. The results of operations for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results which may be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2005 filed as an exhibit to the Company's 10-K filed in March 2006. The accounting and reporting policies of the Company and its subsidiary conform to accounting principles generally accepted in the United States of America and to the prevailing practices within the banking industry.

     Certain amounts included in the 2005 consolidated statements have been reclassified to conform to the 2006 presentation with no effect on net income or stockholders' equity.

2.   NEWLY ADOPTED AND NEW ACCOUNTING PRONOUNCEMENTS

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

     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the modified prospective application method. Under this method, the Statement applies to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for a portion of awards for which requisite services has not been rendered that are outstanding as of the effective date shall be recognized as the requisite service is rendered or after the effective date. As a result of this adoption, the Company's income before income taxes and net income for the three months ended September 30, 2006, includes stock option compensation cost of $566 and $515, respectively, which represented no change in basic or diluted earnings per share for the period. The Company's income before income taxes and net income for the nine months ended September 30, 2006, includes stock option compensation cost of $2,308 and $2,157, respectively, which represented no change in basic or diluted earnings per share for the period. The adoption of this statement did not have a material effect on the financial statements. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 on stock-based employee compensation for the three and nine months ended September 30, 2005.

                                                         3 Months Ended       9 Months Ended
                                                       September 30, 2005   September 30, 2005
                                                       ------------------   ------------------
     Net income, as reported                                $234,812             $642,488
     Less value of options vested, net of tax effect            (885)              (2,627)
                                                            --------             --------
        Pro-forma net income                                $233,927             $639,861
                                                            ========             ========
     Earnings per share:
        Basic:   As reported                                $   0.12             $   0.33
                 Pro-forma                                  $   0.12             $   0.33
        Diluted: As reported                                $   0.12             $   0.32
                 Pro-forma                                  $   0.12             $   0.32

     New Accounting Pronouncement - Accounting for Servicing of Financial Assets
     ---------------------------------------------------------------------------
     In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156 ("SFAS No. 156"), Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable and permits the entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement 140 for subsequent measurement. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. Statement No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements for any period of that fiscal year. The Company plans to adopt this statement on January 1, 2007 and is in the process of assessing the impact, if any, of the adoption of this statement on the financial results.

     New Accounting Pronouncement - Fair Value Measurements
     ------------------------------------------------------
     In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a common definition of fair value, provides a framework for measuring fair value under U.S. GAAP and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on the Company's financial reporting and disclosures.

     New Accounting Pronouncement - Accounting for Defined Benefit Pension and Postretirement Plans
     -------------------------------------------------------------------------
     In September 2006, FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)," which requires recognition of a net liability or asset to report the funded status of defined benefit pension and other postretirement plans on the balance sheet and recognition (as a component of other comprehensive income) of changes in the funded status in the year in which the changes occur. Additionally, SFAS No. 158 requires measurement of a plan's assets and obligations as of the balance sheet date and additional disclosures in the notes to the financial statements. The recognition and disclosure provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006, while the requirement to measure a plan's assets and obligations as of the balance sheet date is effective for fiscal years ending after December 15, 2008. The Company is currently evaluating the impact the adoption of SFAS No. 158 will have on financial reporting and disclosures.

3.   EARNINGS PER SHARE

     EARNINGS PER SHARE - Basic earnings per share is determined by dividing net income for the period by the weighted average number of common shares outstanding. Diluted earnings per share considers the potential effects of the exercise of the outstanding stock options under the Company's Stock Option Plans.

     The following reflects earnings per share calculations for the basic and diluted methods:

                                                         3 Months Ended           9 Months Ended
                                                          September 30,            September 30,
                                                   -----------------------   -----------------------
                                                      2006         2005         2006         2005
                                                   ----------   ----------   ----------   ----------
     Net income available to common shareholders   $  168,897   $  234,812   $  783,895   $  642,488
                                                   ==========   ==========   ==========   ==========
     Basic potential common shares:
        Weighted average shares outstanding         1,985,317    1,967,561    1,980,969    1,967,186
                                                   ----------   ----------   ----------   ----------
     Diluted potential common shares:
        Stock option equivalents                        6,481       15,182        7,969       17,603
                                                   ----------   ----------   ----------   ----------
           Diluted average shares outstanding       1,991,798    1,982,743    1,988,938    1,984,789
     Basic earnings per share                      $     0.09   $     0.12   $     0.40   $     0.33
                                                   ==========   ==========   ==========   ==========
     Diluted earnings per share                    $     0.08   $     0.12   $     0.39   $     0.32
                                                   ==========   ==========   ==========   ==========

4.   LOAN PORTFOLIO COMPOSITION

     At September 30, 2006 and December 31, 2005, the composition of the Company's loan portfolio was as follows:

                                                  September 30, 2006    December 31, 2005
                                                  ------------------   ------------------
                                                   Amount    Percent    Amount    Percent
                                                  --------   -------   --------   -------
                                                           (Dollars in thousands)
Real estate loans:
   One-to-four family residential                 $ 39,807     27.2%   $ 40,126     28.2%
   Commercial and agricultural                      35,354     24.1%     33,859     23.8%
   Multi-family residential                          7,078      4.8%      6,010      4.2%
                                                  --------             --------
      Total real estate loans                       82,239     56.1%     79,995     56.2%
Commercial and agricultural business loans          29,170     19.9%     28,679     20.2%
Consumer loans:
   Home equity/home improvement                     26,695     18.2%     26,382     18.5%
   Automobile                                        5,097      3.5%      4,580      3.2%
   Other                                             5,219      3.6%      4,657      3.3%
                                                  --------             --------
      Total consumer loans                          37,011     25.2%     35,619     25.0%
                                                  --------             --------
         Total loans receivable                    148,420    101.3%    144,293    101.4%

Less:
   Unearned discount and deferred loan fees, net       (27)     0.0%        175      0.1%
   Allowance for loan losses                         1,865      1.3%      1,846      1.3%
                                                  --------             --------
         Total loans receivable, net              $146,582    100.0%   $142,272    100.0%
                                                  ========    =====    ========    =====

5.   INVESTMENT LOSSES

     Declines in the fair value of available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The following table shows the gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2006.

                           Less Than
                         Twelve Months       Over Twelve Months           Total
                      -------------------   --------------------   --------------------
                         Gross                 Gross                 Gross
                      Unrealized    Fair    Unrealized     Fair    Unrealized     Fair
                        Losses      Value     Losses      Value      Losses      Value
                      ----------   ------   ----------   -------   ----------   -------
                                                (In thousands)
State and political
   organizations          $10      $2,105     $   12     $   786     $   22     $ 2,891
U.S. government
   and agencies            --          --      1,705      71,868      1,705      71,868
                          ---      ------     ------     -------     ------     -------
      SUBTOTAL             10       2,105      1,717      72,654      1,727      74,759
Mortgage-backed
   securities              41         733        288       6,840        329       7,573
                          ---      ------     ------     -------     ------     -------
      TOTAL               $51      $2,838     $2,005     $79,494     $2,056     $82,332
                          ===      ======     ======     =======     ======     =======

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

NEW ACCOUNTING STANDARDS ADOPTED DURING FIRST QUARTER 2006

The Company has two stock option plans, the 2001 Stock Option Plan and the 1996 Stock Option Plan (the "Plans"), which provide for the granting of stock awards to employees (including officers and directors).

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the modified prospective application method. Under this method, the Statement applies to new awards and to awards modified, repurchased or cancelled after the effective date. Additionally, compensation cost for a portion of awards for which requisite services has not been rendered that are outstanding as of the effective date shall be recognized as the requisite service is rendered or after the effective date. As a result of this adoption, the Company's income before income taxes and net income for the three months ended September 30, 2006 includes stock option compensation cost of $566 and $515, respectively, which represented no change in basic or diluted earnings per share for the period. The Company's income before income taxes and net income for the nine months ended September 30, 2006 includes stock option compensation cost of $2,308 and $2,157, respectively, which represented no change in basic or diluted earnings per share for the period. As of September 30, 2006, there was approximately $3,200 of total unrecognized compensation cost related to nonvested options under the Plans. That cost is expected to be recognized over a weighted average period of less than three years.

FINANCIAL CONDITION

SEPTEMBER 30, 2006 COMPARED TO DECEMBER 31, 2005

Total assets increased $5.3 million to $259.2 million at September 30, 2006, from the $253.9 million at December 31, 2005. Net loans increased $4.3 million during this same time frame. Other changes included a $1.9 million increase in cash and cash equivalents, which was partially due to a $1.0 million decrease in investments, mortgage-backed securities, and Federal Home Loan Bank stock. Asset growth was funded by an $8.2 million increase in deposits, which was partially offset by a $4.0 million decrease in other borrowings during the first nine months of 2006. Deposit growth reflects the introduction of a new money market savings product during the first quarter of 2006. The decrease in other borrowings reflects the maturity and repayment of $4.0 million in advances from the Federal Home Loan Bank during 2006.

Stockholders' equity increased $872,000 to $21.0 million at September 30, 2006. The increase resulted primarily from net income of $784,000, offset by the payment of $213,000 in dividends, and a change of $168,000 in unrealized losses, net of tax, on available-for-sale securities. The change in unrealized gains or losses on securities classified as available-for-sale is affected by market conditions, which can fluctuate daily. Stockholders' equity also benefited from the receipt of $132,000 from the exercise of stock options during the first nine months of 2006. The $132,000 reflects the $130,000 received from the exercise of stock options, an $18,000 related tax benefit, and a $2,000 compensation expense related to options, which was partially offset by an $18,000 cost to acquire the shares underlying the options in open market purchases.

RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

GENERAL: The Company reported net income for the three months ended September 30, 2006, of $169,000, or $0.09 per share of common stock, basic, and $0.08 per share, diluted, compared to net income of $235,000, or $0.12 per share of common stock, basic and diluted, for the three months ended September 30, 2005. The decrease of $66,000 in net income is due to a decline of $152,000 in net interest income, a decrease of $59,000 in other income, and an increase of $12,000 in other expenses, partially offset by a decrease of $35,000 in the provision for loan losses and a decrease of $122,000 in income taxes.

INTEREST INCOME: Total interest income increased $413,000 during the three months ended September 30, 2006, compared to the same three months in 2005. The increase is due to increases of $346,000 in interest on loans, $56,000 in interest on investment securities, and $21,000 in interest on other investments, partially offset by a decrease of $10,000 in interest on mortgage-backed securities.

The $346,000 increase in interest income on loans is partially due to an $8.8 million increase in the average balance of the loan portfolio to $148.4 million during the third quarter of 2006, compared to the same quarter of 2005. The growth in the loan portfolio reflects an increased emphasis on commercial lending and an increase in participations with other institutions. The average yield of the loan portfolio also increased to 7.09% from 6.54% for the three months ended September 30, 2006 and 2005, respectively. The increase in the average yield is primarily due to the rising interest rate environment, reflecting the Federal Reserve's recent increases in short-term rates.

The $56,000 increase in interest income on investment securities reflects an increase in the average yield of the investment portfolio. The average yield increased 28 basis points to 3.93% during the third quarter of 2006, which reflects a higher yield on reinvested funds. The average balance of the investment portfolio remained steady at $82.4 million during the three months ended September 30, 2006 and 2005.

Interest income on mortgage-backed securities decreased $10,000 during the three months ended September 30, 2006, compared to the same period in 2005. The decrease reflects a lower average balance of mortgage-backed securities, primarily due to principal payments, of $8.2 million from $9.9 million for the three months ended September 30, 2006 and 2005, respectively. The decrease in the average balance was partially offset by an increase in the average yield to 4.23% for the three months ended September 30, 2006 from 3.93% for the three months ended September 30, 2005.

Interest income on other investments, which consist of interest earning deposit accounts, increased $21,000 during the three months ended September 30, 2006, compared to the same period in 2005. The higher interest income from other investments is primarily due to a 202 basis point increase in the average yield during these same time frames, reflecting the rising interest rate environment of 2006. Interest income also benefited from a $1.0 million increase in the average balance of these investments.

INTEREST EXPENSE: Total interest expense for the three months ended September 30, 2006 increased $565,000 from the same period in 2005. The higher interest expense was due to increases of $612,000 in the cost of deposits, partially offset by a decrease of $47,000 in the interest expense of other borrowings for the three months ended September 30, 2006, compared to the same period in 2005.

The increase in the cost of deposits was primarily due to an increase in the average rate. The average rate increased to 3.38% during the three months ended September 30, 2006, from 2.30% during the three months ended September 30, 2005. The 108 basis point increase reflects rising market interest rates and the competitive nature of the local markets. The introduction of a new money market savings account has also contributed to the higher costs. The increase in interest expense was also affected by an $8.9 million increase in the average balance of deposits to $209.1 million during the third quarter of 2006, compared to the same period of 2005.

Interest paid on other borrowings decreased $47,000, primarily due to a decrease of $5.7 million in the average balance of borrowed funds. The decrease in borrowed funds is primarily due to the maturity and repayment of $4.0 million in advances from the Federal Home Loan Bank during 2006. The decreased volume was partially offset by an increase in the average cost to 4.70% from 4.16% during the three months ended September 30, 2006 and 2005, respectively.

PROVISION FOR LOAN LOSSES: The provision for loan losses is determined by management as the amount needed to replenish the allowance for loan losses, after net charge-offs have been deducted, to a level considered adequate to absorb probable losses in the loan portfolio, in accordance with accounting principles generally accepted in the United States of America.

The allowance for loan losses increased $19,000 to $1.9 million at September 30, 2006 from December 31, 2005. The increase in the allowance reflects a significant decrease in charge-offs during the nine months ended September 30, 2006. Net charge-offs during this period totaled $41,000 while the provision to the allowance totaled $60,000. Net charge-offs were $45,000 during the third quarter of 2006 compared to a net recovery of $33,000 during the third quarter of 2005. There was no provision for loan losses for the three months ended September 30, 2006 compared to a provision of $35,000 for the comparable period of 2005. Provisions for loan losses have been made to bring the allowance for loan losses to a level deemed adequate following management's evaluation of the repayment capacity and collateral protection afforded by each problem credit identified by management. Refer to the following table regarding nonperforming assets.

                                                    September 30, 2006   December 31, 2005
                                                    ------------------   -----------------
                                                            (Dollars in thousands)
     Non-accruing loans:
        One-to-four family residential                     $ 152              $  624
        Commerical and agricultural real estate              100                  --
        Commercial and agricultural business                  53                 290
        Home equity/Home improvement                         123                 222
        Automobile                                             4                   1
        Other consumer                                        --                  20
                                                           -----              ------
           Total                                           $ 432              $1,157
                                                           =====              ======
     Accruing loans delinquent more than 90 days:
        One-to-four family residential                     $ 110              $    2
        Automobile                                            --                  17
        Other consumer                                         1                   2
                                                           -----              ------
           Total                                           $ 111              $   21
                                                           =====              ======
     Foreclosed assets:
        One-to-four family residential                     $ 100              $  276
        Commercial and agricultural real estate              115                 180
        Automobile                                            14                  15
                                                           -----              ------
           Total                                           $ 229              $  471
                                                           =====              ======
     Total nonperforming assets                            $ 772              $1,649
                                                           =====              ======
     Total as a percentage of total assets                  0.30%               0.65%
                                                           =====              ======

As indicated in the table above, there was a decrease of $725,000 in non-accruing loans. A portion of this decrease reflects payoffs totaling $421,000. The remaining decrease reflects both the collection and restructuring of several non-accruing notes. The following table shows the aggregate principal amount of potential problem credits on the Company's watch list at September 30, 2006 and December 31, 2005. All non-accruing loans are automatically placed on the watch list.

                                September 30, 2006   December 31, 2005
                                ------------------   -----------------
                                            (In thousands)
     Special Mention credits          $2,221               $3,065
     Substandard credits               3,064                1,930
                                      ------               ------
     Total watch list credits         $5,285               $4,995
                                      ======               ======

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

The allowance for loan losses is a material estimate that is particularly susceptible to significant changes in the near term and is established through a provision for loan losses. The allowance is based upon past loan experience and other factors which, in management's judgment, deserve current recognition in estimating loan losses. The balance of the allowance is based on ongoing, quarterly assessments of the probable estimated losses in the loan portfolio. The evaluation includes a review of all loans on which full collectibility may not be reasonable assured. The Company's methodology for assessing the appropriateness of the allowance consists of applying several formula methods to identified problem loan and portfolio segments. The allowance is calculated by estimating the exposure on identified problem loan and portfolio segments and applying loss factors to the remainder of the portfolio based upon an internal risk grade of such loans or pools of loans. Changes in risk grades of both performing and nonperforming loans affect the amount of the allowance. Loss factors are based primarily on historical loss experience over the past five years, and may be adjusted for other significant conditions that, in management's judgment, affect the collectibility of the loan portfolio.

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

OTHER INCOME: Total other income decreased $59,000 during the three months ended September 30, 2006, compared to the same period of 2005. The decrease in other income is primarily due to decreases in gains on loan sales of $23,000 and gains on investment sales of $18,000, as well as $5,000 decreases in both service charges on deposits and brokerage commissions. The decrease in gains on loan sales is due to a lower volume of sales to the secondary market, reflecting the rising rate environment of 2006. The decrease in gains on securities sales is primarily due to the $17,000 in securities losses recognized during the third quarter of 2006. These securities were sold in order to reinvest into higher-yielding investments.

OTHER EXPENSES: Total other expenses increased $12,000 during the three months ended September 30, 2006 compared to the three months ended September 30, 2005. The increase in other expenses was primarily due to increases of $25,000 in salaries and benefits expense and $23,000 in real estate owned expense, partially offset by a decrease of $25,000 in occupancy expenses. The increase in salaries and benefits expense is primarily due to regular cost increases and increased brokerage commissions during 2006. The increase in other real estate expense reflects a decrease in the amount of gains on the sale of real estate owned. The decrease in occupancy expense is primarily due to a reduction in depreciation and maintenance costs during the third quarter of 2006 compared to the third quarter of 2005.

INCOME TAXES: The provision for income taxes decreased $122,000 during the three months ended September 30, 2006, compared to the three months ended September 30, 2005. The provision reflects a decrease in taxable income and the effect of state income tax benefits.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

GENERAL: The Company reported net income for the nine months ended September 30, 2006, of $784,000, or $0.40 per share, basic, and $0.39 per share, diluted, compared to net income of $642,000, or $0.33 per share, basic and $0.32 per share, diluted, for the nine months ended September 30, 2005. Net income increased $141,000 during the nine months ended September 30, 2006 compared to the same period of 2005, due to decreases of $185,000 in the provision for loan losses, $63,000 in other expense, and $127,000 in income taxes and an increase of $25,000 in other income, only partially offset by a decrease of $259,000 in net interest income.

INTEREST INCOME: Total interest income increased $1.1 million during the nine months ended September 30, 2006, compared to the same period in 2005. The increase in interest income is due to increases of $1.1 million in interest income on loans, $62,000 in investment securities and $28,000 in other investments, partially offset by a decrease of $51,000 in interest income on mortgage-backed securities.

The increase in interest income on loans is due to both an increase in the average balance of the loan portfolio, as well as an increase in the average yield during the nine months ended September 30, 2006 compared to the same period of 2005. The average balance of the loan portfolio increased $11.4 million to $147.6 million during the first nine months of 2006, reflecting an increased emphasis on commercial lending and an increase in loan participations with other institutions. The average yield of the loan portfolio increased to 6.92% from 6.41% for the nine months ended September 30, 2006 and 2005, respectively, reflecting both the higher rates on loans generally and the change in the composition of the loan portfolio towards higher-yielding commercial loans from one-to-four family loans.

The $62,000 increase in investment income is primarily due to an increase in the average yield to 3.77% during the first nine months of 2006, from 3.58% during the first nine months of 2005. The higher average yield was partially offset by a $2.2 million decrease in the average balance of investment securities to $82.5 million during the nine months ended September 30, 2006, as proceeds from calls and sales were used to repay FHLB advances.

Interest income on mortgage-backed securities decreased $51,000 during the nine months ended September 30, 2006, compared to the same period in 2005. The decrease in interest income on mortgage-backed securities is primarily due to a decrease in the average balance to $8.4 million from $11.0 million for the nine months ended September 30, 2006 and 2005, respectively, reflecting principal repayments. The decreased average balance was partially offset by an increase in the average yield to 4.29% from 3.91% for the comparative periods in 2006 and 2005, respectively.

Interest income on other investments, which consists of interest earning deposit accounts, increased $28,000 during the nine months ended September 30, 2006, compared to the same period in 2005. The increased interest income from other investments is primarily due to a higher average yield of 4.42% during the nine months ended September 30, 2006 from 2.66% during the comparable period in 2005. The average balance of these funds remained unchanged at $2.0 million during the nine months ended September 30, 2006 and 2005.

INTEREST EXPENSE: Total interest expense for the nine months ended September 30, 2006 increased $1.4 million from the same period in 2005. The increase in interest expense was due to an increase in the cost of deposits of $1.3 million and an increase in interest expense on borrowed funds of $94,000 for the nine months ended September 30, 2006, compared to the same in 2005. The increase in the average cost of deposits is primarily due to an 84 basis point increase in the average cost of deposits to 3.01% during the first nine months of 2006, compared to 2.17% for the first nine months of 2005. The increase in the average cost of deposits reflects rising market interest rates and the introduction of a new, higher-cost money market savings account during 2006. The average balance of deposits increased $822,000 to $206.4 million for the nine months ended September 30, 2006 from $205.5 million during the nine months ended September 30, 2005.

Interest paid on borrowings increased $94,000 during the nine months ended September 30, 2006, compared to the same period in 2005. The increase in interest paid is primarily due to a higher average balance of borrowed funds of $10.1 million compared to $9.0 million for the first nine months of 2006 and 2005, respectively. The higher balance of borrowed funds is mostly due to the use of short-term advances from the FHLB, which averaged $6.7 million during the first nine months of 2006. The remainder of borrowed funds consists of securities sold under agreements to repurchase. In addition, the average cost of borrowings increased to 4.50% for the nine months ended September 30, 2006 from 3.67% for the same period in 2005.

PROVISION FOR LOAN LOSSES: The provision for loan losses is determined by management as the amount needed to replenish the allowance for loan losses, after net charge-offs have been deducted, to a level considered adequate to absorb probable losses in the loan portfolio, in accordance with accounting principles generally accepted in the United States of America.

                                                              9 Months Ended
                                                  September 30, 2006   September 30, 2005
                                                  ------------------   ------------------
                                                               (In thousands)
     Balance at beginning of period                     $1,846               $1,888
     Charge-offs:
        One-to-four family residential                      55                  160
        Commercial and agricultural real estate             30                   47
        Commercial and agricultural business                16                    8
        Home equity/home improvement                        61                  133
        Automobile                                           2                   28
        Other Consumer                                      15                   36
                                                        ------               ------
           Total                                           179                  412
                                                        ------               ------
     Recoveries:
        One-to-four family residential                      76                   13
        Commercial and agricultural real estate              8                   --
        Commercial and agricultural business                --                   --
        Home equity/home improvement                        33                   97
        Automobile                                           7                   14
        Other Consumer                                      14                   15
                                                        ------               ------
           Total                                           138                  139
                                                        ------               ------
     Net loans charged off                                  41                  273
     Additions charged to operations                        60                  245
                                                        ------               ------
     Balance at end of period                           $1,865               $1,860
                                                        ======               ======

The provision for loan losses decreased to $60,000 from $245,000 during the nine months ended September 30, 2006 and 2005, respectively. The provisions were made to bring the allowance for loan losses to a level deemed adequate following management's evaluation of the repayment capacity and collateral protection afforded by each problem credit identified by management. Net charge-offs decreased to $41,000 during the first nine months of 2006 compared to net charge-offs of $273,000 during the first nine months of 2005. The allowance for loan losses increased $19,000 to $1.9 million at September 30, 2006.

OTHER INCOME: Total other income increased $26,000 during the nine months ended September 30, 2006, compared to the same period of 2005. The increase in other income is primarily due to increases of $51,000 in brokerage commissions and $30,000 in service charges on deposits, partially offset by a decrease of $33,000 in gains on securities sales. Brokerage commissions are largely dependent upon pension account rollovers and account volumes, both of which can fluctuate based upon market conditions and customer preferences. The increase in service charges on deposits primarily reflects an increase in fee income from ATM and debit card transactions. The decrease in gains on securities sales is due to the $17,000 in securities losses recognized during 2006. These securities were sold in order to reinvest into higher-yielding investments.

OTHER EXPENSES: Total other expenses decreased $63,000 during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The decrease in other expense is mainly comprised of decreases of $114,000 in occupancy expense, $33,000 in real estate owned expense, and $33,000 in legal and accounting fees, partially offset by an increase of $122,000 in salaries and benefits expense. The decrease in occupancy expense reflects a decrease in equipment depreciation and maintenance costs. The decrease in other real estate expense reflects fewer real estate owned properties. The decrease in legal and accounting expense is largely due to a decrease in the expense incurred in order to comply with the Sarbanes-Oxley Act. The increase in salaries and benefits expense is primarily due to the increase in brokerage commissions and regular cost increases.

INCOME TAXES: The provision for income taxes decreased $127,000 during the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005. The provision reflects an increase in taxable income, offset by the effect of state income tax benefits.

LIQUIDITY AND CAPITAL RESOURCES: The Company's most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company's operating, financing, and investing activities. At September 30, 2006 and December 31, 2005, cash and cash equivalents totalled $8.5 million and $6.7 million, respectively. The Company's primary sources of funds include principal and interest repayments on loans (both scheduled and prepayments), maturities and calls of investment securities and principal repayments from mortgage-backed securities (both scheduled and prepayments). During the past twelve months, the most significant sources of funds have been deposit growth, investment calls and principal payments, and loan sales to the secondary market. These funds have been used for new loan originations and repayment of FHLB advances.

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

Liquidity management is both a short-term and long-term responsibility of management. The Company adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected purchases of investment and mortgage-backed securities, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) liquidity of its asset-liability management program. Excess liquidity is generally invested in interest-earning overnight deposits and other short-term U.S. Agency obligations. If the Company requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB. The Company may borrow from the FHLB under a blanket agreement which assigns all investments in FHLB stock as well as qualifying first mortgage loans equal to 150% of the outstanding balance as collateral to secure the amounts borrowed. This borrowing arrangement is limited to a maximum of 30% of the Company's total assets or twenty times the balance of FHLB stock held by the Company. At September 30, 2006, the Company had outstanding advances of $4.0 million. In addition, the Company had approximately $20.9 million available to it under the above-mentioned borrowing arrangement.

The Company maintains minimum levels of liquid assets as established by the Board of Directors. The Company's liquidity ratios at September 30, 2006 and December 31, 2005 were 32.1% and 34.7%, respectively. These ratios represent the volume of short-term liquid assets as a percentage of net deposits and borrowings due within one year.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above. The following table summarizes these commitments at September 30, 2006 and December 31, 2005.

                                 September 30, 2006   December 31, 2005
                                 ------------------   -----------------
                                              (In thousands)
     Commitments to fund loans         $32,935            $21,576
     Standby letters of credit              28                 31

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined). Management believes, at September 30, 2006 that the Bank meets all its capital adequacy requirements.

Under Illinois law, Illinois-chartered savings banks are required to maintain a minimum core capital to total assets ratio of 3%. The Illinois Commissioner of Savings and Residential Finance (the Commissioner) is authorized to require a savings bank to maintain a higher minimum capital level if the Commissioner determines that the savings bank's financial condition or history, management or earnings prospects are not adequate. If a savings bank's core capital ratio falls below the required level, the Commissioner may direct the savings bank to adhere to a specific written plan established by the Commissioner to correct the savings bank's capital deficiency, as well as a number of other restrictions on the savings bank's operations, including a prohibition on the declaration of dividends by the savings bank's board of directors. At September 30, 2006, the Bank's core capital ratio was 7.42% of total average assets, which exceeded the required amount.

The Bank is also required to maintain regulatory capital requirements imposed by the Federal Deposit Insurance Corporation. The Bank's actual ratios at September 30, 2006 and the required minimums to be considered adequately capitalized are shown in the table below. In order to be considered well-capitalized, the Bank must maintain: (i) Tier 1 Capital to Average Assets of 5.0%, (ii) Tier 1 Capital to Risk-Weighted Assets of 6.0%, and (iii) Total Capital to Risk-Weighted Assets of 10.0%.

                                              September 30, 2006   December 31, 2005    Minimum
                                                    Actual              Actual         Required
                                              ------------------   -----------------   --------
     Tier 1 Capital to Average Assets                7.42%               7.31%          4.00%
     Tier 1 Capital to Risk-Weighted Assets         11.59%              11.66%          4.00%
     Total Capital to Risk-Weighted Assets          12.72%              12.83%          8.00%

Future capital levels should benefit from the decision of the Company's parent company, Jacksonville Bancorp, MHC, to waive its right to receive dividends. The mutual holding company has received approval from its primary regulator, the Office of Thrift Supervision, for such waivers through the quarter ended September 30, 2006. An application has been filed with the Office of Thrift Supervision to extend this approval through the quarter ended September 30, 2007.

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

              CONSOLIDATED AVERAGE BALANCE SHEET AND INTEREST RATES
                             (Dollars in thousands)

                                                                     THREE MONTHS ENDED SEPTEMBER 30,
                                                 -------------------------------------------------------------------
                                                                 2006                                2005
                                                 --------------------------------   --------------------------------
                                                  AVERAGE                            AVERAGE
                                                  BALANCE   INTEREST   YIELD/COST    BALANCE   INTEREST   YIELD/COST
                                                 --------   --------   ----------   --------   --------   ----------
Interest-earnings assets:
   Loans                                         $148,401    $2,629       7.09%     $139,639    $2,283       6.54%
   Investment securities                           82,447       809       3.93%       82,491       753       3.65%
   Mortgage-backed securities                       8,189        87       4.23%        9,892        97       3.93%
   Other                                            2,665        34       5.11%        1,703        13       3.09%
                                                 --------    ------                 --------    ------
      Total interest-earning assets               241,702     3,559       5.89%      233,725     3,146       5.38%
Non-interest earnings assets                       18,298                             19,840
                                                 --------                           --------
      Total assets                               $260,000                           $253,565
                                                 ========                           ========
Interest-bearing liabilities:
   Deposits                                      $209,130    $1,766       3.38%     $200,240    $1,154       2.30%
   Other borrowings                                 9,200       108       4.70%       14,943       155       4.16%
                                                 --------    ------                 --------    ------
      Total interest-bearing liabilities          218,330     1,874       3.43%      215,183     1,309       2.43%
Non-interest bearing liabilities                   21,253                             17,879
Stockholders' equity                               20,417                             20,503
                                                 --------                           --------
      Total liabilities/stockholders' equity     $260,000                           $253,565
                                                 ========                           ========
Net interest income                                          $1,685                             $1,837
                                                             ======                             ======
Interest rate spread (average yield earned
   minus average rate paid)                                               2.46%                               2.95%
                                                                          ====                                ====
Net interest margin (net interest income
   divided by average interest-earning assets)                            2.79%                               3.14%
                                                                          ====                                ====

The following table sets forth the changes in rate and changes in volume of the Company's interest earning assets and liabilities.

                       ANALYSIS OF VOLUME AND RATE CHANGES
                                 (In thousands)
                        THREE MONTHS ENDED SEPTEMBER 30,

                                               2006 COMPARED TO 2005
                                             INCREASE(DECREASE) DUE TO
                                             -------------------------
                                                RATE   VOLUME    NET
                                               -----   ------   -----
     Interest-earnings assets:
        Loans                                  $ 198    $ 148   $ 346
        Investment securities                     57       (1)     56
        Mortgage-backed securities                 7      (17)    (10)
        Other                                     11       10      21
                                               -----    -----   -----
           Total net change in income on
              interest-earning assets            273      140     413
                                               -----    -----   -----
     Interest-bearing liabilities:
        Deposits                                 559       53     612
        Other borrowings                          18      (65)    (47)
                                               -----    -----   -----
           Total net change in expense on
              interest-bearing liabilities       577      (12)    565
                                               -----    -----   -----
     Net change in net interest income         $(304)   $ 152   $(152)
                                               =====    =====   =====

The following table sets forth the average balances and interest rates (costs) on the Company's assets and liabilities during the periods presented.

              CONSOLIDATED AVERAGE BALANCE SHEET AND INTEREST RATES
                             (Dollars in thousands)

                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                 -------------------------------------------------------------------
                                                                 2006                                2005
                                                 --------------------------------   --------------------------------
                                                  AVERAGE                            AVERAGE
                                                  BALANCE   INTEREST   YIELD/COST    BALANCE   INTEREST   YIELD/COST
                                                 --------   --------   ----------   --------   --------   ----------
Interest-earnings assets:
   Loans                                         $147,550    $ 7,656      6.92%     $136,170    $ 6,546      6.41%
   Investment securities                           82,497      2,335      3.77%       84,674      2,273      3.58%
   Mortgage-backed securities                       8,409        271      4.29%       10,973        322      3.91%
   Other                                            2,010         67      4.42%        1,971         39      2.66%
                                                 --------    -------                --------    -------
      Total interest-earning assets               240,466     10,329      5.73%      233,788      9,180      5.24%
Non-interest earnings assets                       17,954                             17,905
                                                 --------                           --------
      Total assets                               $258,420                           $251,693
                                                 ========                           ========
Interest-bearing liabilities:
   Deposits                                      $206,356    $ 4,659      3.01%     $205,534    $ 3,345      2.17%
   Other borrowings                                10,079        341      4.50%        8,978        247      3.67%
                                                 --------    -------                --------    -------
      Total interest-bearing liabilities          216,435      5,000      3.08%      214,512      3,592      2.23%
Non-interest bearing liabilities                   21,694                             16,855
Stockholders' equity                               20,291                             20,326
                                                 --------                           --------
      Total liabilities/stockholders' equity     $258,420                           $251,693
                                                 ========                           ========
Net interest income                                          $ 5,329                            $ 5,588
                                                             =======                            =======
Interest rate spread (average yield earned
   minus average rate paid)                                               2.65%                              3.00%
                                                                          ====                               ====
Net interest margin (net interest income
   divided by average interest-earning assets)                            2.96%                              3.19%
                                                                          ====                               ====

The following table sets forth the changes in rate and changes in volume of the Company's interest earning assets and liabilities.

                ANALYSIS OF VOLUME AND RATE CHANGES
                           (In thousands)
                  NINE MONTHS ENDED SEPTEMBER 30,

                                                2006 COMPARED TO 2005
                                              INCREASE(DECREASE) DUE TO
                                             ---------------------------
                                              RATE      VOLUME     NET
                                             -------   -------   -------
     Interest-earnings assets:
       Loans                                 $   541   $   569   $ 1,110
       Investment securities                     122       (60)       62
       Mortgage-backed securities                 29       (80)      (51)
       Other                                      27         1        28
                                             -------   -------   -------
           Total net change in income on
              interest-earning assets            719       430     1,149
                                             -------   -------   -------
     Interest-bearing liabilities:
       Deposits                                1,301        13     1,314
       Other borrowings                           61        33        94
                                             -------   -------   -------
           Total net change in expense on
              interest-bearing liabilities     1,362        46     1,408
                                             -------   -------   -------
     Net change in net interest income       $  (643)  $   384   $  (259)
                                             =======   =======   =======

JACKSONVILLE BANCORP, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

The Company seeks to reduce its interest rate risk by better matching the maturities of its interest rate sensitive assets and liabilities, selling its long-term fixed-rate residential mortgage loans with terms of 15 years or more to Freddie Mac or the Federal Home Loan Bank, originating adjustable rate loans, balloon loans with terms ranging from three to five years and originating consumer and commercial business loans, which typically are for a shorter duration and at higher rates of interest than one-to-four family loans. The Company also maintains a portfolio of mortgage-backed securities, which provides monthly cash flow. The remaining investment portfolio has been laddered to better match the interest-bearing liabilities. With respect to liabilities, the Company has attempted to increase its savings and transaction deposit accounts, which management believes are more resistant to changes in interest rates than certificate accounts. The Board of Directors appoints the Asset-Liability Management Committee (ALCO), which is responsible for reviewing the Company's asset and liability policies. The ALCO meets quarterly to review interest rate risk and trends, as well as liquidity and capital ratio requirements.

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

The following table shows projected results at September 30, 2006 and December 31, 2005 of the impact on net interest income from an immediate change in interest rates, as well as the benchmarks established by the ALCO. The results are shown as a dollar and percentage change in net interest income over the next twelve months.

                                       Change in Net Interest Income
                                          (Dollars in thousands)
                          -----------------------------------------------------
                           September 30, 2006    December 31, 2005
                          -------------------   -------------------     ALCO
                          $ Change   % Change   $ Change   % Change   Benchmark
                          --------   --------   --------   --------   ---------
     Rate Shock:
     + 200 basis points     (676)     -9.59%      (468)     -6.18%    > (20.00)%
     + 100 basis points     (476)     -6.76%      (282)     -3.73%    > (12.50)%
     - 100 basis points      (14)     -0.20%        31       0.42%    > (12.50)%
     - 200 basis points      246       3.48%       294       3.89%    > (20.00)%

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

                           PART II - OTHER INFORMATION

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          None.

Item 2.   Changes in Securities and Stock Purchases

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

                                        JACKSONVILLE BANCORP, INC.
                                        Registrant


Date: 11/01/2006                        /s/ Richard A. Foss
                                        ----------------------------------------
                                        Richard A. Foss
                                        President and Chief Executive Officer


                                        /s/ Diana S. Tone
                                        ----------------------------------------
                                        Diana S. Tone
                                        Chief Financial Officer