Form 10-K
period 2006-12-31
JACKSONVILLE BANCORP INC
filed 2007-03-22
CIK 1172097

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2006

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ______________________

Commission File No. 000-49792

Jacksonville Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Federal	33-1002258
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1211 West Morton Avenue, Jacksonville, Illinois	62650
(Address of Principal Executive Offices)	Zip Code

(217) 245-4111
(Registrant’s telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:	Common Stock, par value $.01 per share
(Title of Class)

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES ☒ NO ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐         Accelerated Filer ☐         Non-Accelerated Filer ☒

As of February 28, 2007, there were issued and outstanding 1,985,417 shares of the Registrant’s Common Stock.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2006, as reported by the Nasdaq Capital Market, was approximately $12.5 million.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Proxy Statement for the 2007 Annual Meeting of Stockholders of the Registrant (Part III).

(2)	Annual Report to Stockholders (Parts II and IV).

PART I

ITEM 1.   Business

General

Jacksonville Bancorp, Inc. (the “Company”) is a Federal corporation. On May 3, 2002, Jacksonville Savings Bank (the “Bank”) completed its reorganization into the two-tier form of mutual holding company ownership. At that time each outstanding share of the Bank’s common stock was converted into a share of the Company’s common stock. The only significant asset of the Company is its investment in the Bank. The Company is majority owned by Jacksonville Bancorp, MHC, a Federal-chartered mutual holding company (the “Mutual Holding Company”).

The Bank is an Illinois-chartered savings bank headquartered in Jacksonville, Illinois. The Bank conducts its business from its main office and six branches, two of which are located in Jacksonville and one of which is located in each of the following Illinois communities: Virden, Chapin, Concord and Litchfield. The Bank was originally chartered in 1916 as a state-chartered savings and loan association and converted to a state-chartered savings bank in 1992. The Bank has been a member of the Federal Home Loan Bank System since 1932. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). At December 31, 2006, the Bank had total assets of $267.3 million, total deposits of $233.2 million, and stockholders’ equity of $20.8 million.

The Bank is a community-oriented savings bank engaged primarily in the business of attracting retail deposits from the general public in the Bank’s market area and using such funds together with borrowings and funds from other sources to primarily originate mortgage loans secured by one- to four-family residential real estate and consumer loans. The Bank also originates commercial and agricultural real estate loans, multi-family real estate loans and commercial and agricultural business loans. Additionally, the Bank invests in United States Government agency securities, local municipal issues, and mortgage-backed securities primarily issued or guaranteed by the United States Government or agencies thereof, and maintains a portion of its assets in liquid investments, such as overnight funds at the Federal Home Loan Bank (“FHLB”).

The Bank’s principal sources of funds are customer deposits, proceeds from sale of loans, funds received from the repayment and prepayment of loans and mortgage-backed securities, and the sale, call, or maturity of investment securities. Principal sources of income are interest income on residential, commercial and consumer loans, interest on investments, commissions and fees. The Bank’s principal expenses are interest paid on deposits, employee compensation and benefits and occupancy and equipment expense.

The Bank operates an investment center at its main office. The investment center is operated through Financial Resources Group, Inc., the Bank’s wholly-owned subsidiary. The investment center is not anticipated to have a material effect on the ability of the Bank to attract retail deposits.

The Bank’s principal executive office is located at 1211 W. Morton, Jacksonville, Illinois, and its telephone number at that address is (217) 245-4111.

The Company intends to begin reporting as a small business filer under the rules and regulations of the Securities and Exchange Commission beginning with its March 31, 2007 quarterly report.

Market Area and Competition

The Bank is a community-oriented savings institution offering a range of retail banking services to residents of its market area. The Bank’s market area is Morgan, Macoupin and Montgomery Counties, Illinois. Management believes that its offices are located in communities that can generally be characterized as stable residential communities of predominantly one- to four-family residences. The Bank’s market for deposits is concentrated in the communities surrounding its main office and six branches. The Bank is the largest independent financial institution headquartered in its primary market area.

The economy of the Bank’s market area consists primarily of agriculture and related businesses, light industry and state and local government. The largest employers in the Bank’s primary market area are Pactiv Corporation, Passavant Area Hospital, and the State of Illinois.

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

Lending Activities

General. Historically, the principal lending activity of the Bank has been the origination of mortgage loans for the purpose of financing or refinancing one- to four-family residential properties in the Bank’s local market areas. The Bank also emphasizes consumer lending, primarily the origination of home equity loans and loans secured by automobiles. At December 31, 2006, the Bank’s loans receivable totaled $156.7 million, of which $40.6 million, or 26.2% consisted of one- to four-family residential mortgage loans. The remainder of the Bank’s loans receivable at such date consisted of commercial and agricultural real estate loans (25.6%), multi-family residential loans (3.8%), commercial and agricultural business loans (21.2%), and consumer loans (24.4%). Of the amount included in consumer loans, $27.2 million, or 17.6% of total loans consisted of home equity and home improvement loans. During the year ended December 31, 2006 the loan portfolio increased to $156.7 million from $144.3 million at December 31, 2005.  Commercial and agricultural real estate loans increased $5.7 million (16.9%) during 2006.

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

The Bank originates fixed-rate residential mortgage loans secured by one- to four-family residential properties with terms up to 30 years. The Bank sells a significant portion of its one- to four-family fixed-rate residential mortgage loan originations directly to Freddie Mac. The Bank also sells one-to four-family fixed-rate residential mortgage loan originations to the Federal Home Loan Bank Mortgage Partnership Finance Program. During the years ended December 31, 2006 and 2005, the Bank sold $16.6 million and $21.3 million of fixed-rate residential mortgage loans, respectively. Loans are generally sold without recourse and with servicing retained. At December 31, 2006 the Bank was servicing approximately $140.1 million in loans for which it received servicing income of approximately $358,000 for the year ended December 31, 2006. The Bank does not purchase whole loans.

Analysis of Loan Portfolio

Set forth below are selected data relating to the composition of the Bank’s loan portfolio, excluding loans held for sale, by type of loan as of the dates indicated.

	At December 31,
	2006		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate loans:
One-to four-family residential (1)	$40,635	26.2%	$40,126	28.2%	$41,616	33.1%	$40,304	31.7%	$43,883	30.7%
Commercial and agricultural (1)	39,592	25.6	33,859	23.8	24,587	19.5	21,401	16.8	18,421	12.9
Multi-family residential	5,877	3.8	6,010	4.2	2,207	1.8	2,376	1.9	2,678	1.9
Total real estate loans	86,104	55.6	79,995	56.2	68,410	54.4	64,081	50.4	64,982	45.5

Commercial agricultural business loans	32,837	21.2	28,679	20.2	26,227	20.8	29,763	23.4	31,502	22.0
Consumer loans:
Home equity/Home improvement	27,202	17.6	26,382	18.5	24,322	19.3	23,614	18.6	31,181	21.8
Automobile	5,275	3.4	4,580	3.2	4,516	3.6	6,477	5.1	10,491	7.3
Other	5,313	3.4	4,657	3.3	4,380	3.5	5,545	4.4	7,127	5.0
Total consumer loans	37,790	24.4	35,619	25.0	33,218	26.4	35,636	28.1	48,799	34.1
Total loans receivable	156,731	101.2	144,293	101.4	127,855	101.6	129,480	101.9	145,283	101.6

Less:
Unearned premium on purchased loans, unearned discount and deferred loan fees, net	29	0.0	175	0.1	174	0.1	215	0.2	281	0.2
Allowance for loan losses	1,864	1.2	1,846	1.3	1,888	1.5	2,186	1.7	2,073	1.4
Total loans receivable, net	$154,838	100.0%	$142,272	100.0%	$125,793	100.0%	$127,079	100.0%	$142,929	100.0%

(1)	Includes a portion of real estate construction loans.

One- to Four-Family Mortgage Loans. The Bank’s primary lending activity is the origination of one- to four-family, owner-occupied, residential mortgage loans secured by property located in the Bank’s market area. Loans are generated through the Bank’s marketing efforts, its existing customers and referrals, real estate brokers, builders and local businesses. The Bank generally has limited its real estate loan originations to the financing of properties located within its market area. At December 31, 2006, the Bank had $40.6 million, or 26.2% of its net loan portfolio, invested in mortgage loans secured by one- to four-family residences.

The Bank originates for resale to Freddie Mac and FHLB fixed-rate residential one- to four-family loans with terms of 15 years or more. The Bank’s fixed-rate mortgage loans amortize monthly with principal and interest due each month. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option. The Bank offers fixed-rate one- to four-family mortgage loans with terms of up to 30 years.

The Bank currently offers ARM loans for terms ranging up to 30 years. The Bank generally offers ARM loans that adjust every year from the date of origination, with interest rate adjustment limitations up to two percentage points per year and with a cap of up to six percentage points on interest rate increases over the life of the loan. In a rising interest rate environment, such rate limitations may prevent ARM loans from repricing to market interest rates, which would have an adverse effect on net interest income. The Bank has used different interest indices for ARM loans in the past, and primarily uses the one-year Constant Maturity Treasury Index. ARM loans secured by residential one- to four-family real estate totaled $9.7 million, or 24.0% of the Bank’s total one- to four-family residential real estate loans receivable at December 31, 2006. The origination of fixed-rate mortgage loans versus ARM loans is monitored on an ongoing basis and is affected significantly by the level of market interest rates, customer preference, the Bank’s interest rate gap position and loan products offered by the Bank’s competitors. Borrowers have shown in recent years a preference for fixed-rate loans over ARM loans. During 2006, the Bank originated $16.4 million of fixed-rate residential mortgage loans and $9.3 million of ARM and balloon loans.

The primary purpose of offering ARM loans is to make the Bank’s loan portfolio more interest rate sensitive. However, as the interest income earned on ARM loans varies with prevailing interest rates, such loans do not offer the Bank predictable cash flows in the same manner as long-term, fixed-rate loans. ARM loans carry increased credit risk associated with potentially higher monthly payments by borrowers as general market interest rates increase. It is possible, that during periods of rising interest rates, that the risk of delinquencies and defaults on ARM loans may increase due to the upward adjustment of interest costs to the borrower, resulting in increased loan losses.

The Bank’s residential first mortgage loans customarily include due-on-sale clauses, which are provisions giving the Bank the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells or otherwise disposes of the underlying real property serving as security for the loan. Due-on-sale clauses are a means of imposing assumption fees and increasing the interest rate on the Bank’s mortgage portfolio during periods of rising interest rates.

When underwriting residential real estate loans, the Bank reviews and verifies each loan applicant’s income and credit history. Management believes that stability of income and past credit history are integral parts in the underwriting process. Generally, the applicant’s total monthly mortgage payment, including all escrow amounts, is limited to 28% of the applicant’s total monthly income. In addition, total monthly obligations of the applicant, including mortgage payments, should not generally exceed 38% of total monthly income. Written appraisals are generally required on real estate property offered to secure an applicant’s loan. For fixed-rate real estate loans with loan to value (“LTV”) ratios of between 80% and 95%, the Bank requires private mortgage insurance. The Bank requires fire and casualty insurance on all properties securing real estate loans. The Bank may require title insurance, or an attorney’s title opinion, as circumstances warrant.

Commercial and Agricultural Real Estate and Multi-Family Residential Real Estate Loans. The Bank originates commercial and agricultural real estate and multi-family residential real estate loans. At December 31, 2006, $39.6 million, or 25.6%, of the Bank’s total loan portfolio consisted of commercial and agricultural real estate loans and $5.9 million, or 3.8%, consisted of multi-family real estate loans. During 2006, the Bank originated $2.1 million in loans secured by multi-family properties, compared with $5.7 million in originations during 2005. During 2006, loan originations secured by commercial and agricultural real estate totaled $11.8 million, as compared to $16.9 million in 2005. The Bank’s commercial and agricultural real estate loans are secured primarily by improved properties such as retail facilities and office buildings, farms, churches and other non-residential buildings. At December 31, 2006, the Bank’s commercial real estate loan portfolio included $732,000 in loans secured by churches, $24.8 million in loans secured by land, and $14.1 million in loans secured by other commercial properties. The maximum LTV ratio for commercial real estate loans originated by the Bank is 80%. The largest commercial real estate loan had a principal balance of $3.1 million, all of which was secured by farmland. At December 31, 2006, the largest multi-family residential real estate loan had a principal balance of $2.0 million.

The underwriting standards employed by the Bank for commercial and agricultural real estate and multi-family residential real estate loans include a determination on the applicant’s credit history and an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan. The income approach is primarily utilized to determine whether income generated from the applicant’s business or real estate offered as collateral is adequate to repay the loan. The value of the real estate offered as collateral is reviewed by the Bank in relation to the proposed loan amount. Generally, the loan amount cannot be greater than 80% of the value of the real estate. Written appraisals are usually obtained by the Bank from either licensed or certified appraisers on all multi-family, commercial, and agricultural real estate loans. The Bank assesses the creditworthiness of the applicant by reviewing a credit report, financial statements and tax returns of the applicant, as well as obtaining other public records regarding the applicant.

Loans secured by commercial, agricultural, and multi-family real estate generally involve a greater degree of credit risk than one- to four-family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the effects of general economic conditions on income producing properties and the successful operation or management of the properties securing the loans. Furthermore, the repayment of loans secured by commercial, agricultural, and multi-family real estate is typically dependent upon the successful operation of the related business and real estate property. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired.

Commercial and Agricultural Business Loans. The Bank originates commercial and agricultural business loans to borrowers located in its market area which are secured by collateral other than real estate or which can be unsecured. Such business loans are generally secured by equipment and inventory and generally are offered with adjustable rates and various terms of maturity. The Bank will originate unsecured business loans in those instances where the applicant’s financial strength and creditworthiness has been established. Commercial and agricultural business loans generally bear higher interest rates than residential loans, but they also may involve a higher risk of default since their repayment is generally dependent on the successful operation of the borrower’s business. The Bank generally obtains personal guarantees from the borrower or a third party as a condition to originating its business loans. Commercial and agricultural business loans totaled $32.8 million, or 21.2%, of the Bank’s total loan portfolio at December 31, 2006. The Bank has increased its originations of business loans in response to customer demand. During the year ended December 31, 2006, the Bank originated $34.0 million in commercial and agricultural business loans. At that date, the Bank’s largest commercial business loan was a $5.0 million line of credit with a principal balance of $3.0 million. This loan was performing in accordance with its terms at December 31, 2006.

The underwriting standards used by the Bank for commercial and agricultural business loans include a determination of the applicant’s ability to meet existing obligations and payments on the proposed loan from normal cash flows generated in the applicant’s business. The financial strength of each applicant also is assessed through review of financial statements and tax returns provided by the applicant. The creditworthiness of an applicant is derived from a review of credit reports as well as a search of public records. Once originated, business loans are reviewed periodically by the Bank. Financial statements are requested at least annually and are reviewed by the Bank for substantial deviations or changes that might affect repayment of the loan. Loan officers of the Bank also visit the premises of borrowers to observe the business premises, facilities, and personnel and to inspect the pledged collateral. Underwriting standards for business loans are different for each type of loan depending on the financial strength of the applicant and the value of collateral offered as security.

Consumer Loans. As of December 31, 2006, consumer loans totaled $37.8 million, or 24.4%, of the Bank’s total loan portfolio. The principal types of consumer loans offered by the Bank are home equity loans and automobile loans. Consumer loans generally are offered on a fixed-rate basis. The largest category of consumer loans in the Bank’s portfolio consists of home equity loans. At December 31, 2006, home equity and home improvement loans totaled $27.2 million, or 17.6%, of the Bank’s total loan portfolio. The Bank’s home equity loans are generally secured by the borrower’s principal residence. The maximum amount of a home equity line of credit is generally 95% of the appraised value of a borrower’s real estate collateral less the amount of any prior mortgages or related liabilities. Home equity loans are approved with both fixed and adjustable interest rates which are determined by the Bank based upon market conditions. Such loans may be fully amortized over the life of the loan or have a balloon feature. Generally, the maximum term for home equity loans is 10 years.

The second largest category of consumer loans in the Bank’s portfolio consists of loans secured by automobiles. At December 31, 2006, consumer loans secured by automobiles totaled $5.3 million, or 3.4%, of the Bank’s total loan portfolio. Automobile loans are offered with maturities of up to 60 months for new automobiles. Loans secured by used automobiles will have maximum terms which vary depending upon the age of the automobile. The Bank generally makes automobile loans with a LTV ratio below the greater of 80% of the purchase price or 100% of NADA loan value, although in the case of a new car loan the LTV ratio may be greater or less depending on the borrower’s credit history, debt to income ratio, home ownership and other banking relationships with the Bank.

Consumer loans entail greater risks than one- to four-family residential mortgage loans, particularly consumer loans secured by rapidly depreciating assets such as automobiles or loans that are unsecured. In such cases, collateral repossessed after a default may not provide an adequate source of repayment of the outstanding loan balance because of damage, loss or depreciation. Further, consumer loan payments are dependent on the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Such events would increase the Bank’s risk of loss on unsecured loans. Finally, the application of various Federal and state laws, including Federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the event of a default. At December 31, 2006, consumer loans 90 days or more delinquent, including those for which the accrual of interest has been discontinued, totaled $113,000, or 0.30%, of the Bank’s total consumer loans.

The underwriting standards employed by the Bank for consumer loans include a determination of the applicant’s credit history and an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan. The stability of the applicant’s monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income. The Bank also considers the length of employment with the borrower’s present employer as well as the amount of time the borrower has lived in the local area. Creditworthiness of the applicant is of primary consideration; however, the underwriting process also includes a comparison of the value of the collateral in relation to the proposed loan amount. Of the consumer loans 90 days or more delinquent, over 50% are secured by one-to-four family real estate, upon which a material loss is not expected to be realized. The two largest loans in this category total $72,000 and are secured by mortgages on residential real estate. No assurance can be given, however, that the Bank’s delinquency rate or loss experience on consumer loans will not increase in the future.

Loan Maturity Schedule. The following table sets forth certain information at December 31, 2006 regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdraft loans are reported as due in one year or less.

	Within 1 Year	Over 1 Year to 5 Years	Beyond 5 Years	Total
	(In Thousands)
Real estate loans:
One-to four-family real estate	$5,989	$13,465	$21,181	$40,635
Commercial and agricultural real estate	2,816	4,059	32,717	39,592
Multi-family residential	1,176	1,030	3,671	5,877
Commercial and agricultural business loans	17,881	11,985	2,971	32,837
Consumer Loans:
Home equity/Home improvement	7,847	14,027	5,328	27,202
Automobile	551	4,610	114	5,275
Other	2,601	2,178	534	5,313
Total	$38,861	$51,354	$66,516	$156,731

The following table sets forth at December 31, 2006, the dollar amount of all fixed-rate and adjustable-rate loans. At December 31, 2006, fixed-rate loans include $20.1 million in fixed-rate balloon payment loans with original maturities of five years or less. The total dollar amount of fixed-rate loans and adjustable-rate loans due after December 31, 2007, was $78.2 million and $38.5 million, respectively.

	Fixed	Adjustable	Total
	(In Thousands)
Real estate loans:
One- to four-family real estate	$30,892	$9,743	$40,635
Commercial and agricultural real estate	13,705	25,887	39,592
Multi-family real estate	2,283	3,594	5,877
Commercial and agricultural business loans	21,936	10,901	32,837
Consumer loans:
Home equity/Home improvement	22,828	4,374	27,202
Automobile	5,250	25	5,275
Other	4,700	613	5,313
Total	$101,594	$55,137	$156,731

Loan Origination, Solicitation and Processing. Loan originations are derived from a number of sources such as real estate broker referrals, existing customers, borrowers, builders, attorneys and walk-in customers. Upon receipt of a loan application, a credit report is obtained to verify specific information relating to the applicant’s employment, income, and credit standing. In the case of a real estate loan, an appraisal of the real estate intended to secure the proposed loan is undertaken by an independent appraiser approved by the Bank. A loan application file is first reviewed by a loan officer in the Bank’s loan department who checks applications for accuracy and completeness, and verifies the information provided. The financial resources of the borrower and the borrower’s credit history, as well as the collateral securing the loan, are considered an integral part of each risk evaluation prior to approval. The Board has established individual lending authorities for each loan officer by loan type. Loans over an individual officer’s lending limits must be approved by the officers’ loan committee consisting of the chairman of the board, president, senior loan administrator and all lending officers, which meets three times a week, and has lending authority up to $500,000 depending on the type of loan. Loans with a principal balance over this limit, up to $750,000, must be approved by the directors’ loan committee, which meets weekly and consists of the chairman of the board, president, senior vice president, senior loan administrator and at least two outside directors, plus all lending officers as non-voting members. The Board of Directors approves all loans with a principal balance over $750,000. The Board of Directors ratifies all loans made by the Bank. Once the loan is approved, the applicant is informed and a closing date is scheduled. The Bank typically funds its loan commitments within 30 days.

If the loan is approved, the borrower must provide proof of fire and casualty insurance on the property serving as collateral which insurance must be maintained during the full term of the loan; flood insurance is required in certain instances. Title insurance or an attorney’s opinion based on a title search of the property is generally required on loans secured by real property.

Origination, Purchase and Sale of Loans. Set forth below is a table showing the Bank’s loan originations, purchases, sales and repayments for the periods indicated. It is the Bank’s policy to originate for sale into the secondary market fixed-rate mortgage loans with maturities of 15 years or more and to originate for retention in its portfolio ARM loans and loans with balloon payments. Purchases consist of participations in loans originated by other financial institutions. Currently, the Bank usually obtains commitments prior to selling its fixed-rate mortgage loans. It is the Bank’s policy to sell fixed-rate mortgage loans as market conditions permit.

	At December 31,
	2006	2005	2004	2003	2002
	(In Thousands)
Total loans receivable at beginning of period	$144,293	$127,855	$129,480	$145,283	$157,977
Originations:
Real estate loans:
One- to four-family residential	25,708	31,551	29,599	110,440	99,480
Commercial and agricultural	11,790	16,902	10,821	9,154	5,519
Multi-family residential	2,122	5,731	290	216	293
Commercial and agricultural	34,004	23,434	21,907	19,880	22,850
Consumer:
Home equity/Home improvement	17,874	19,021	15,009	12,968	16,536
Automobile	4,336	3,697	2,808	2,516	5,790
Other	4,916	4,560	3,805	5,009	6,309
Total originations	100,750	104,896	84,239	160,183	156,777
Participation loans purchased	3,152	4,634	1,700	2,120	723
Transfer of mortgage loans to foreclosed real estate owned	329	933	999	1,023	806
Repayments	74,574	70,891	69,634	69,363	83,326
Loan sales	16,561	21,268	16,931	107,720	86,062
Total loans receivable at end of period	$156,731	$144,293	$127,855	$129,480	$145,283

Loan Origination and Other Fees. In addition to interest earned on loans, the Bank may charge loan origination fees. The ability of the Bank to charge loan origination fees is influenced by the demand for mortgage loans and competition from other lenders in the Bank’s market area. In December 1986, the FASB issued SFAS No. 91 on the accounting for non-refundable fees and costs associated with originating or acquiring loans. To the extent that loans are originated or acquired for the Bank’s portfolio, SFAS No. 91 requires that the Bank defer loan origination fees and costs and amortize such amounts as an adjustment of yield over the life of the loan by use of the level yield method. SFAS No. 91 applies to fiscal years beginning after December 15, 1987. SFAS No. 91 reduces the amount of revenue recognized by many financial institutions at the time such loans are originated or acquired. Fees deferred under SFAS No. 91 are recognized into income immediately upon the sale of the related loan. At December 31, 2006, the Bank had $27,000 of net deferred loan fees. Loan origination fees are volatile sources of income. Such fees vary with the volume and type of loans and commitments made and purchased and with competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money.

In addition to loan origination fees, the Bank also receives other fees and service charges that consist primarily of extension fees and late charges. The Bank recognized fees and service charges of $108,000, $101,000 and $88,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Loan Concentration. With certain exceptions, an Illinois-chartered savings bank may not make a loan or exceed credit for secured and unsecured loans for business, commercial, corporate or agricultural purposes to a single borrower in excess of 25% of the savings bank’s total capital, as defined by regulation. At December 31, 2006, the Bank’s loans-to-one borrower limit was $5.3 million. At December 31, 2006 the Bank had no loans in excess of its loans-to-one borrower limitation.

Delinquencies and Classified Assets

The Bank’s collection procedures provide that when a mortgage loan is either ten days (in the case of ARM and balloon loans) or 15 days (in the case of fixed-rate loans) past due, a computer-generated late charge notice is sent to the borrower requesting payment plus a late charge. If the mortgage loan remains delinquent, a telephone call is made or a letter is sent to the borrower stressing the importance of reinstating the loan and obtaining reasons for the delinquency. When a loan continues in a delinquent status for 60 days or more, and a repayment schedule has not been made or kept by the borrower, a notice of intent to foreclose upon the underlying property is then sent to the borrower, giving 10 days to cure the delinquency. If not cured, foreclosure proceedings are initiated. Consumer loans receive a ten-day grace period before a late charge is assessed. Collection efforts begin after the grace period expires. At December 31, 2006, 2005 and 2004 the percentage of nonperforming loans to net loans receivable were 0.87%, 0.83% and 1.58%, respectively.

Delinquent Loans and Nonperforming Assets. Loans are reviewed on a regular basis and are placed on nonaccrual status when, in the opinion of management, the collection of additional interest is doubtful. Commercial and home equity loans are placed on nonaccrual status when either principal or interest is 90 days or more past due. Mortgages and other consumer loans are placed on nonaccrual status when either principal or interest is 120 days or more past due. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the ultimate collectibility of the loan.

Management monitors all past due loans and nonperforming assets. Such loans are placed under close supervision with consideration given to the need for additional allowance for loan loss, and (if appropriate) partial or full charge-off. At December 31, 2006, the Bank had $4,000 of loans 90 days or more delinquent that were still accruing interest.

Real estate acquired through foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until such time as it is sold. When real estate owned is acquired, it is recorded at the lower of the unpaid principal balance of the related loan, or its fair market value, less estimated selling expenses. Any further write-down of real estate owned is charged against earnings. At December 31, 2006, the Bank owned $152,000 of property classified as real estate owned.

Delinquent Loans. The following table sets forth information regarding delinquent loans and other real estate owned by the Bank at the dates indicated. As of the dates indicated, the Bank had immaterial restructured loans within the meaning of SFAS No. 15, 114, and 118.

	At December 31,
	2006		2005	2004	2003	2002
	(Dollars in Thousands)
Non-accruing loans:
One- to four-family residential		$435	$624	$711	$1,022	$769
Commercial and agricultural real estate		759	—	181	224	186
Commercial and agricultural business		45	290	57	613	301
Home equity/Home improvement		100	222	652	1,101	1,860
Automobile		1	1	68	139	196
Other Consumer		8	20	20	22	198
Total		1,348	1,157	1,689	3,121	3,510

Accruing loans delinquent more than 90 days:
One- to four-family residential	$		$2	$270	$168	$64
Commercial and agricultural real estate		—	—	—	—	259
Commercial and agricultural business		—	—	23	—	—
Automobile		—	17	4	15	—
Other Consumer		4	2	1	7	28
Total		4	21	298	190	351

Foreclosed assets:
One- to four-family residential		$37	$276	$426	$499	$442
Commercial and agricultural real estate		115	180	139	—	—
Automobile		—	15	19	18	38
Total		152	471	584	517	480

Total non-performing assets		$1,504	$1,649	$2,571	$3,828	$4,341
Total as a percentage of total assets		0.56%	0.65%	1.01%	1.46%	1.72%

Loans delinquent 60 to 89 days at December 31, 2006 totaled $477,000, or 0.31% of net loans.

Interest income that would have been recorded under the original terms of loans classified as non-accruing loans totaled approximately $56,000 for the year ended December 31, 2006. Interest income from such loans that was included in net income for the year ended December 31, 2006 totaled $10,000.

Classified Assets. Federal and state regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examination of insured institutions, Federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: “substandard,” “doubtful” and “loss.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. For assets classified “substandard” and “doubtful,” the institution is required to establish general loan loss reserves in accordance with accounting principles generally accepted in the United States of America. Assets classified “loss” must be either completely written off or supported by a 100% specific reserve. The Bank also maintains a category designated “special mention” which is established and maintained for assets not currently requiring classification but having potential weaknesses or risk characteristics that could result in future problems. An institution is required to develop an in-house program to classify its assets, including investments in subsidiaries, on a regular basis and set aside appropriate loss reserves on the basis of such classification. As part of the periodic exams of the Bank by the FDIC and the Illinois Commissioner of Banks and Real Estate (“Commissioner”), the staff of such agencies reviews the Bank’s classifications and determine whether such classifications are adequate. Such agencies have, in the past, and may in the future require the Bank to classify certain assets which management has not otherwise classified or require a classification more severe than established by management. At December 31, 2006, the Bank’s classified assets totaled $2.7 million, all of which were classified substandard.

At December 31, 2006, the Bank’s largest nonperforming loan had a principal balance of $659,000 and was secured by a first mortgage on commercial property. The property is currently listed for sale and is in the process of foreclosure. The Bank does not anticipate any loss on the loan.

The decrease in the level of nonperforming assets and watch list credits reflects the actions taken by management over the past several years. The Company has an experienced senior loan administrator and collections and loan review departments which monitor the loan portfolio and actively seek to prevent any deterioration of asset quality.

Allowance for Loan Losses

Management’s policy is to provide for estimated losses on the Bank’s loan portfolio based on management’s evaluation of the probable losses that may be incurred. Management regularly reviews the Bank’s loan portfolio, including problem loans, to determine whether any loans require classification or the establishment of appropriate reserves or allowances for losses. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers, among other matters, the estimated net realizable value of the underlying collateral. Other factors considered by management include the size and risk exposure of each segment of the loan portfolio, present indicators such as delinquency rates and the borrower’s current financial condition, and the potential for losses in future periods. Management calculates the general allowance for loan losses in part based on past experience. While current year additions to the general loss allowances are charged against earnings, a portion of general loan loss allowances are added back to capital to the extent permitted in computing risk-based capital under Federal and state regulations.

The level of the allowance for loan losses is based on ongoing, quarterly assessments of the probable estimated losses in the loan portfolio. The Bank’s methodology for assessing the appropriateness of the allowance consists of applying several formula methods to identified problem loans and portfolio segments. The allowance is calculated by applying loss factors to outstanding loan balances, based on an internal risk grade of such loans or pools of loans. Changes in risk grades of both performing and nonperforming loans affect the amount of the allowance. Loss factors are based primarily on historical loss experience over the past five years, and may be adjusted for other significant conditions that, in management’s judgment, affect the collectibility of the loan portfolio.

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

For the years ended December 31, 2006, 2005 and 2004, the Bank provided $60,000, $245,000 and $550,000, respectively, to the allowance for loan losses. The Bank’s allowance for loan losses totaled $1.9 million, $1.8 million and $1.9 million at December 31, 2006, 2005 and 2004, respectively. Although the Bank maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts or that the Bank will not be required to make additions to the allowance for loan losses in the future. Future additions to the Bank’s allowance for loan losses and changes in the related ratio of the allowance for loan losses to nonperforming loans are dependent upon the economy, changes in real estate values and interest rates, the view of the regulatory authorities toward adequate loan loss reserve levels, and inflation. Management will continue to review the entire loan portfolio to determine the extent, if any, to which further additional loan loss provisions may be deemed necessary.

Analysis of the Allowance for Loan Losses. The following table summarizes changes in the allowance for loan losses by loan categories for each period and additions to the allowance for loan losses, which have been charged to operations.

	December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)

Balance at beginning of period	$1,846	$1,888	$2,186	$2,073	$1,107

Charge-offs:
One- to four-family residential	55	161	179	365	251
Commercial and agricultural real estate	30	53	244	432	55
Commercial and agricultural business	16	8	186	153	44
Home equity/Home improvement	101	145	294	666	395
Automobile	2	30	137	256	213
Other Consumer	14	36	33	182	163
Total	218	433	1,073	2,054	1,121

Recoveries:
One- to four-family residential	78	14	36	5	17
Commercial and agricultural real estate	8	—	119	18	2
Commercial and agricultural business	—	—	12	—	11
Home equity/Home improvement	34	98	14	5	10
Automobile	17	17	23	20	26
Other Consumer	39	17	21	44	21
Total	176	146	225	92	87

Net loans charge-offs	42	287	848	1,962	1,034
Additions charged to operations	60	245	550	2,075	2,000

Balance at end of period	$1,864	$1,846	$1,888	$2,186	$2,073

Total loans outstanding	$156,731	$144,293	$127,855	$129,480	$145,283
Average net loans outstanding	$149,238	$137,740	$128,279	$138,792	$152,848

Allowance for loan losses as a percentage of total loans at end of period	1.19%	1.28%	1.48%	1.69%	1.43%
Net loans charged off as a percent of average net loans outstanding	0.03%	0.21%	0.66%	1.41%	0.68%
Ratio of allowance for loan losses to nonperforming loans	137.90%	156.71%	95.02%	66.02%	53.69%
Ratio of allowance for loan losses to total nonperforming assets at end of period	123.94%	111.95%	73.43%	57.11%	47.75%

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

	At December 31,
	2006		2005		2004
	Amount	% of Loans in Each Category to Net Loans	Amount	% of Loans in Each Category to Net Loans	Amount	% of Loans in Each Category to Net Loans
	(Dollars in Thousands)
One- to four-family residential	$512	26.2%	$448	28.2%	$520	33.1%
Commercial and agricultural real estate	244	25.6	199	23.8	198	19.5
Multi-family residential	37	3.8	40	4.2	8	1.8
Commercial and agricultural business	275	21.2	129	20.2	71	20.8
Home equity/Home improvement	561	17.6	785	18.5	845	19.3
Automobile	96	3.4	110	3.2	140	3.6
Other Consumer	139	3.4	135	3.3	106	3.5
Total	$1,864	101.2%	$1,846	101.4%	$1,888	101.6%

	At December 31,
	2003		2002
	Amount	% of Loans in Each Category to Net Loans	Amount	% of Loans in Each Category to Net Loans
	(Dollars in Thousands)
One- to four-family residential	$555	31.7%	$516	30.7%
Commercial and agricultural real estate	285	16.8	180	12.9
Multi-family residential	3	1.9	10	1.9
Commercial and agricultural business	192	23.4	169	22.0
Home equity/Home improvement	817	18.6	653	21.8
Automobile	194	5.1	329	7.3
Other Consumer	140	4.4	216	5.0
Total	$2,186	101.9%	$2,073	101.6%

Investment Activities

The Bank’s investment portfolio includes available-for-sale investment securities and mortgage backed securities, other investments, and FHLB stock. The portfolio consists primarily of U. S. government and agency securities, along with mortgage-backed securities (discussed below), interest-earning deposits in other financial institutions, Federal funds sold, municipal bonds and FHLB stock. The Bank’s portfolio of equity investment securities totaled $48,000 at December 31, 2006 consisting of an interest in a local community development corporation and Farmer Mac stock. In addition, the Bank’s investment portfolio included $5.6 million of local municipal bonds. The Bank had no Federal funds sold at December 31, 2006. The Bank’s portfolio of U.S. Government and Agency Securities totaled $73.2 million at December 31, 2006. The Bank’s holdings of FHLB stock totaled $1.1 million at December 31, 2006. The Bank had $3.1 million in interest-earning deposits at December 31, 2006 consisting of deposits in the Federal Home Loan Bank and other correspondent accounts. Total long-term investments at December 31, 2006 were $71.7 million. The Bank’s short-term and long-term investment portfolio is expected to continue to change based on liquidity needs associated with loan origination activities.

The Bank is required under Federal regulations to maintain a minimum amount of liquid assets that may be invested in specified short-term securities and certain other investments. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management’s judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of the level of yield that will be available in the future, as well as management’s projections as to the short-term demand for funds to be used in the Bank’s loan origination and other activities. The Bank’s liquidity ratio at December 31, 2006 was 30.99%, which was adequate to meet its normal business activities.

Mortgage-Backed Securities. The Bank occasionally invests in mortgage-backed securities issued or guaranteed by the United States Government or agencies thereof. These securities, which consist primarily of mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac, had an amortized cost of $8.5 million, $8.9 million and $15.2 million at December 31, 2006, 2005 and 2004, respectively. At December 31, 2006, all of the mortgage-backed securities in the investment portfolio had fixed-rates of interest. The market value of the Bank’s mortgage-backed securities portfolio was $8.2 million, $8.6 million and $15.2 million at December 31, 2006, 2005 and 2004, respectively, and the weighted average rate as of December 31, 2006, 2005 and 2004 was 4.27%, 3.93% and 3.87%, respectively.

Set forth below is a table showing the Bank’s purchases, sales and repayments of mortgage-backed securities for the periods indicated.

	At December 31,
	2006	2005	2004	2003	2002
	(In Thousands)
Mortgage-backed securities at beginning of period	$8,646	$15,171	$7,597	$2,822	$4,264
Purchases	1,096	686	12,605	8,082	—
Sales	—	4,556	1,470	2,305	60
Repayments	1,485	2,351	3,439	910	1,350
Premium amortization	(25)	(66)	(113)	(29)	—
Net unrealized gain (loss)	(22)	(238)	(9)	(63)	(32)
Mortgage-backed securities at end of period	$8,210	$8,646	$15,171	$7,597	$2,822

Investment Securities and Short-Term Investment Portfolio. The following table sets forth the carrying value of the Bank’s investment securities portfolio and short-term investments at the dates indicated. At December 31, 2006, the market value of the Bank’s short-term investment portfolio approximated its cost.

	At December 31,
	2006	2005	2004	2003	2002
	(In Thousands)
Investment securities:
FHLB stock	$1,109	$1,539	$1,466	$1,381	$1,279
Equity securities and municipal bonds	5,654	1,199	2,015	1,955	779
U.S. Government and agency securities	73,215	78,083	83,192	97,578	72,846
Total investment securities	$79,978	$80,821	$86,673	$100,914	$74,904

Short-term investments:
Interest-bearing deposits in other depository institutions	$3,127	$1,444	$4,793	$1,842	$3,865
Federal funds sold	—	—	—	500	800
Total short-term investments	$3,127	$1,444	$4,793	$2,342	$4,665

The following table sets forth the maturities and weighted average yields of the Bank’s securities portfolio, excluding FHLB stock and equity securities, at December 31, 2006.

	Carrying Value at December 31, 2006
	Less than 1 Year	1 to 5 Years	5 to 10 Years	Over 10 years	Total Investment Securities
	(Dollars In Thousands)
Securities available-for-sale:
U.S. Government	$6,714	$53,181	$12,835	$485	$73,215
Municipal bonds	388	910	3,296	1,013	5,607
Total	$7,102	$54,091	$16,131	$1,498	$78,822

Weighted average yield	2.92%	3.54%	4.65%	4.01%	3.72%

Sources of Funds

General. Deposits and borrowings are the major sources of funds for lending and other investment purposes. In addition, the Bank derives funds from the repayment and prepayment of loans and mortgage-backed securities, operations, sales of loans into the secondary market, and the sale, call, or maturity of investment securities. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions. Other sources of funds include advances from the FHLB. For further information see “—Borrowings.” Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources or on a longer term basis for general business purposes.

Deposits. Consumer and commercial deposits are attracted principally from within the Bank’s market areas through the offering of a broad selection of deposit instruments including interest-bearing checking accounts, noninterest-bearing checking accounts, savings accounts, money market demand accounts, term certificate accounts and individual retirement accounts. The Bank will accept deposits of $100,000 or more and may offer negotiated interest rates on such deposits. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. The Bank regularly evaluates its internal cost of funds, surveys rates offered by competing institutions, reviews the Bank’s cash flow requirements for lending and liquidity and executes rate changes when deemed appropriate. The Bank does not obtain funds through brokers, nor does it solicit funds outside its market area. The Bank has on occasion offered above market interest rates in order to attract deposits.

Deposit Activity

The following table sets forth the deposit activities of the Bank for the periods indicated.

	At December 31,
	2006	2005	2004	2003	2002
	(In Thousands)
Deposits	$934,581	$880,758	$820,349	$895,755	$1,067,912
Withdrawals	924,401	891,454	833,264	890,499	1,064,640
Net increase (decrease) before interest credited	10,180	(10,696)	(12,915)	5,256	3,272
Interest credited	4,364	3,332	3,476	4,315	5,431
Net increase (decrease) in deposits	$14,544	$(7,364)	$(9,439)	$9,571	$8,703

Deposit Portfolio

Deposits in the Bank as of December 31, 2006 were represented by the various types of deposit programs described below:

Weighted Average Interest Rate	Minimum Term	Demand Accounts	Minimum Amount	Balances	Percentage of Total Deposits
				(In Thousands)
0.00%	None	Noninterest-bearing checking	$50	$15,113	6.49%
1.12	None	Interest-bearing checking	50	27,018	11.60
1.36	None	Money market deposit accounts	2,500	5,265	2.26
4.83	None	Money market savings account	2,500	16,840	7.23
1.02	None	Savings	50	22,575	9.69

		Certificates of Deposit

4.57	Less than 1 year	Fixed term, fixed rate	$500	107,645	46.22
4.45	1-2 years	Fixed term, fixed rate	500	22,368	9.60
4.42	2-3 years	Fixed term, fixed rate	500	7,483	3.21
4.91	3-4 years	Fixed term, fixed rate	500	7,097	3.05
5.08	Over 4 years	Fixed term, fixed rate	500	1,509	0.65
				$232,913	100.00%

Deposit Flow

The following table sets forth the change in dollar amount of savings deposits in the various types of savings accounts offered by the Bank between the dates indicated.

	At December 31,
	2006			2005			2004			2003
	Balance	Percent	Change	Balance	Percent	Change	Balance	Percent	Change	Balance	Percent	Change
	(Dollars in Thousands)
Club accounts	$146	0.06%	$9	$137	0.06%	$11	$126	0.06%	$(94)	$220	0.09%	$6
Noninterest-bearing checking	15,113	6.49	599	14,514	6.65	290	14,224	6.30	1,373	12,851	5.46	(678)
Interest-bearing checking	27,018	11.60	(238)	27,256	12.48	19	27,237	12.10	(842)	28,079	11.94	4,037
Savings	22,429	9.63	(6,441)	28,870	13.29	(960)	29,967	13.27	(492)	30,459	12.96	4,458
Money market deposit accounts	5,265	2.26	(3,515)	8,780	4.02	(470)	9,250	4.09	(444)	9,694	4.12	(958)
Money market savings accounts	16,840	7.23	16,840	—	—	—	—	—	—	—	—	—
Certificates of deposit that mature:
within 12 months	107,645	46.22	7,777	99,868	45.67	(6,499)	106,230	47.05	(6,349)	112,579	47.87	2,907
within 12-36 months	29,851	12.82	2,119	27,732	12.70	(578)	28,310	12.53	(4,781)	33,091	14.07	(3,327)
beyond 36 months	8,606	3.69	(2,607)	11,213	5.13	823	10,390	4.60	2,190	8,200	3.49	3,126
Total	$232,913	100.00%	$14,543	$218,370	100.00%	$(7,364)	$225,734	100.00%	$(9,439)	$235,173	100.00%	$9,571

Time Deposits by Rates

The following table sets forth the certificates of deposit of the Bank classified by rates as of the dates indicated:

	At December 31,
	2006	2005	2004	2003	2002
	(In Thousands)
Rate
1.99% or less	$425	$13,044	$39,500	$33,579	$3,757
2.00-3.99%	31,685	73,868	82,670	87,935	83,674
4.00-5.99%	113,909	51,479	17,803	22,201	41,164
6.00-7.99%	83	422	3,102	7,983	20,407
8.00 and greater	—	—	1,855	2,172	2,162
	$146,102	$138,813	$144,930	$153,870	$151,164

The following table sets forth the amount and maturities of certificates of deposit at December 31, 2006.

	Amount Due
Rate	Less Than One Year	Over 1 Year to 2 Years	Over 2 Years to 3 Years	Over 3 Years to 4 Years	Over 4 Years	Total
	(Dollars in Thousands)

1.99% or less	$325	$—	$100	$—	$—	$425
2.00-3.99%	22,129	7,214	2,071	271	—	31,685
4.00-5.99%	85,191	15,147	5,236	6,826	1,509	113,909
6.00-and greater	—	7	76	—	—	83
Weighted average rate	4.57%	4.45%	4.42%	4.91%	5.08%	4.58%

Large Certificates of Deposit. The following table indicates the balances of certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2006.

Maturity Period	Certificates of Deposit
(In Thousands)
Less than 3 months	$18,144
3-6 months	12,324
6-12 months	16,233
Over 12 months	14,461
Total	$61,162

Borrowings

Deposits are the primary source of funds for the Bank’s lending and investment activities. If the need arises, the Bank may rely upon advances from the FHLB to supplement its supply of available funds and to fund deposit withdrawals. Advances from the FHLB are typically secured by the Bank’s one- to four-family residential mortgage loans, United States Government and agency securities and mortgage-backed securities. The FHLB functions as a central reserve bank providing credit for the Bank and other member savings associations and financial institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages, provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of a member institution’s stockholders’ equity or on the FHLB’s assessment of the institution’s creditworthiness. At December 31, 2006, the Bank had $4.0 million in FHLB advances outstanding.

Other borrowings consist of securities sold under agreements to repurchase which are swept daily from commercial deposit accounts. The Company may be required to provide additional collateral based on the fair value of the underlying securities.

The following table sets forth certain information regarding borrowings by the Bank for the dates indicated.

	At December 31,
	2006	2005	2004	2003	2002
	(Dollars in Thousands)
Weighted average rate paid on:(1)
FHLB advances	4.53%	3.91%	1.68%	1.30%	—%
Other borrowings	4.55%	3.14%	1.40%	1.16%	1.81%
FHLB advances:
Maximum balance	$10,000	$15,500	$9,000	$7,500	$—
Average balance	$6,103	$8,071	$2,993	$1,243	$—
Other:
Maximum balance	$5,035	$3,350	$3,372	$3,845	$4,364
Average balance	$3,499	$2,116	$2,185	$2,192	$2,097

(1)	Calculated using the daily weighted average interest rates.

The following table summarizes significant contractual obligations and other commitments at December 31, 2006.

	At December 31, 2006
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(In Thousands)
Time deposits	$107,645	$29,851	$8,606	$—	$146,102
FHLB advances	2,000	2,000	—	—	4,000
Other borrowings	5,035	—	—	—	5,035
Total investment securities	$114,680	$31,851	$8,606	$—	$155,137

Trust Services

The Bank operates a full-service trust department. As of December 31, 2006, the Bank’s trust department was managing $30.5 million in trust assets. Trust fees collected in 2006 and 2005 totaled $75,000, respectively.

Subsidiary Activities

The Bank has one wholly owned subsidiary, Financial Resources Group, Inc. (“Financial Resources”), an Illinois corporation. Financial Resources is engaged in the business of originating commercial business loans and, to a lesser extent, commercial real estate loans, one- to four-family loans, pursuant to Veteran’s Administration (“VA”) and Federal Housing Administration (“FHA”) guidelines, and multi-family loans. In addition, Financial Resources operates an investment center engaged in the business of buying and selling stocks, bonds, annuities and mutual funds for its customers’ accounts. At December 31, 2006, the Bank had $2.5 million in equity and retained earnings in Financial Resources. For the year ended December 31, 2006, Financial Resources had net income of $278,000.

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

The competition for real estate and other loans comes principally from commercial banks, mortgage banking companies and other savings banks and savings associations. This competition for loans has increased substantially in recent years as a result of the large number of institutions competing in the Bank’s market areas as well as the increased efforts by commercial banks to expand mortgage loan originations.

The Bank competes for loans primarily through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers and home builders. Factors that affect competition include general and local economic conditions, current interest rate levels and the volatility of the mortgage markets.

The Bank’s market areas consist of Morgan, Macoupin, and Montgomery Counties, Illinois. The Bank’s market areas have a number of financial institutions, however, the Bank is the largest independent financial institution headquartered in Jacksonville.

REGULATION AND SUPERVISION

General. Jacksonville Bancorp, Inc. and Jacksonville Bancorp, MHC are nondiversified savings and loan holding companies within the meaning of the Home Owners’ Loan Act. As such, they are registered with the Office of Thrift Supervision and are subject to regulation by the Office of Thrift Supervision. The Bank is an Illinois-chartered savings bank subject to extensive regulation by the Illinois Commissioner of Banks and Real Estate (the “Commissioner”) and the FDIC. Its deposit accounts are insured up to applicable limits by the FDIC. The Bank must file reports with the Commissioner and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers or acquisitions with other depository institutions. There are periodic examinations of the Bank by the Commissioner and the FDIC to review the Bank’s compliance with various regulatory requirements. The Bank is also subject to certain reserve requirements established by the Board of Governors of the Federal Reserve (the “FRB”). This regulation and supervision establishes a comprehensive framework of activities in which a savings bank can engage and is intended primarily for the protection of the FDIC and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Commissioner, the FDIC, or Congress could have a material impact on the operations of the Bank. Certain of the regulatory requirements applicable to the Bank are referred to below or elsewhere herein.

Capital Maintenance. Under FDIC regulations, the Bank must maintain minimum levels of capital. The regulations establish a minimum leverage capital requirement of not less than 3% core capital to total assets for banks in the strongest financial and managerial condition, with the highest supervisory rating of the federal regulators for banks. For all other banks, the minimum leverage capital requirement is between 4% and 5% of total assets. Core capital is composed of the sum of common stockholders’ equity, noncumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets (other than qualifying mortgage servicing rights and qualifying supervisory intangible core deposits), identified losses, investments in certain subsidiaries, and unrealized gains (losses) on investment securities.

The FDIC also requires that savings banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of total capital (which is defined as core capital and supplementary capital) to risk weighted assets of 8.0%. In determining the amount of risk-weighted assets, all assets, including certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the federal regulators believe are inherent in the type of asset. The components of core capital are equivalent to those discussed earlier under the 3% leverage requirement. The components of supplementary capital currently include cumulative perpetual preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and allowance for loan and lease losses. Allowance for loan and lease losses includible in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At December 31, 2006, the Bank exceeded its applicable capital requirements.

Illinois Savings Bank Regulation. As an Illinois-chartered savings bank, the Bank is subject to regulation and supervision by the Commissioner. The Commissioner’s regulation of the Bank covers, among other things, the Bank’s internal organization (i.e., charter, bylaws, capital requirements, transactions with directors and officers, and composition of the board of directors), as well as supervision of permissible activities and mergers and acquisitions. The Bank is required to file periodic reports with, and is subject to periodic examinations at least once within every 18-month period by the Commissioner. The lending and investment authority of the Bank is prescribed by Illinois law and regulations, as well as applicable Federal laws and regulations, and the Bank is prohibited from engaging in any activities not permitted by such laws and regulations.

Under Illinois law, savings banks are required to maintain a minimum core capital to total assets ratio of 3%. The Commissioner is authorized to require a savings bank to maintain a higher minimum capital level if the Commissioner determines that the savings bank’s financial condition or history, management or earnings prospects are not adequate. If a savings bank’s core capital ratio falls below the required level, the Commissioner may direct the savings bank to adhere to a specific written plan established by the Commissioner to correct the savings bank’s capital deficiency, as well as a number of other restrictions on the savings bank’s operations, including a prohibition on the declaration of dividends by the savings bank’s board of directors.

Under Illinois law, a savings bank may make both secured and unsecured loans. However, loans for business, corporate, commercial or agricultural purposes, whether secured or unsecured, may not in the aggregate exceed 15% of a savings bank’s total assets unless authorized by the Commissioner. With the prior written consent of the Commissioner, savings banks may also engage in real estate development activities, provided that the total investment in any one project may not exceed 15% of total capital, and the total investment in all projects may not exceed 50% of total capital. The total loans and extensions of credit outstanding at one time, both direct and indirect, by a savings bank to any borrower may not exceed 25% of the savings bank’s total capital. At December 31, 2006, the Bank did not have any loans-to-one borrower which exceeded these limitations.

Illinois-chartered savings banks generally have all lending, investment and other powers which are possessed by federal savings banks based in Illinois. Recent federal and state legislative developments have reduced distinctions between commercial banks and savings institutions in Illinois with respect to lending and investment authority. As federal law has expanded the authority of federally chartered savings institutions to engage in activities previously reserved for commercial banks, Illinois legislation and regulations (“parity legislation”) have given Illinois-chartered savings institutions, such as the Bank, the powers of federally chartered savings institutions.

The board of directors of a savings bank may declare dividends on its capital stock based upon the savings bank’s annualized net profits except (1) dividends may not be declared if the bank fails to meet its capital requirements, (2) dividends are limited to 100% of net income in that year and (3) if total capital is less than 6% of total assets, dividends are limited to 50% of net income without prior approval of the Illinois Commissioner of Banks and Real Estate.

An Illinois-chartered savings bank may not make a loan to a person owning 10% or more of its stock, an affiliated person, an agent or an attorney of the savings bank, either individually or as an agent or partner of another, except under the rules of the Commissioner and regulations of the FDIC. This restriction does not apply, however, to loans made (i) on the security of single-family residential property used by the borrower as his or her residence, and (ii) to a non-profit, religious, charitable or fraternal organization or a corporation in which the savings bank has been authorized to invest by the Commissioner. Furthermore, a savings bank may not purchase, lease or acquire a site for an office building or an interest in real estate from an officer, director, employee or the holder of more than 10% of the savings bank’s stock or certain affiliated persons as set forth in Illinois law, unless the prior written approval of the Commissioner is obtained.

Illinois law provides that any depository institution may merge into a savings bank operating under the Illinois Savings Bank Act. The Board of Directors of each merging institution must approve a plan of merger by resolution adopted by majority vote of all members of the respective boards. After such approval, the plan of merger must be submitted to the Commissioner for approval. The Commissioner may make an examination of the affairs of each merging institution (and their affiliates). The Commissioner shall not approve a merger agreement unless he finds that, among other things, (i) the resulting institution meets all requirements of the Illinois Savings Bank Act; (ii) the merger agreement is fair to all persons affected; and (iii) the resulting institution will be operated in a safe and sound manner. If approved by the Commissioner, the plan of merger must be submitted to stockholders of the depository institution for approval, and may be required to be submitted to members if a mutual savings bank is one of the constituent entities. A two-thirds affirmative vote is required for approval of the plan of merger.

Deposit Insurance

Deposit accounts in the Bank are insured by the FDIC generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. The Bank’s deposits, therefore, are subject to FDIC insurance assessments.

On February 15, 2006, federal legislation to reform federal deposit insurance was enacted. This new legislation required, among other things, that the FDIC adopt regulations increasing the maximum amount of federal deposit insurance coverage per separately insured depositor beginning in 2010 (with a cost of living adjustment to become effective in five years) and modifying the deposit fund’s reserve ratio for a range between 1.15% and 1.50% of estimated insured deposits.

On November 2, 2006, the FDIC adopted final regulations establishing a risk-based assessment system that will enable the FDIC to more closely tie each financial institution’s premiums to the risk it poses to the deposit insurance fund. Under the new risk-based assessment system, which becomes effective in the beginning of 2007, the FDIC will evaluate the risk of each financial institution based on three primary sources of information: (1) its supervisory rating, (2) its financial ratios, and (3) its long-term debt issuer rating, if the institution has one. The new rates for nearly all of the financial institution industry will vary between five and seven cents for every $100 of domestic deposits. At the same time, the FDIC also adopted final regulations designating the reserve ratio for the deposit insurance fund during 2007 at 1.25% of estimated insured deposits.

Effective March 31, 2006, the FDIC merged the Bank Insurance Fund and the Savings Association Insurance Fund into a single insurance fund called the Deposit Insurance Fund. The merger of the two separate insurance funds did not affect the authority of the Financing Corporation, a mix-ownership government corporation, to impose and collect, with approval of the FDIC, assessments for anticipated payments, insurance costs and custodial fees on bonds issued by the Financing Corporation in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation. The bonds issued by the Financing Corporation are due to mature in 2017 through 2019. For the quarter ended December 31, 2006, the Financing Corporation assessment was equal to 1.24 basis points for each $100 in domestic deposits maintained at an institution.

Community Reinvestment Act

Federal Regulation. Under the Community Reinvestment Act (“CRA”), as implemented by FDIC regulations, a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of a savings institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution.

The USA PATRIOT Act

The USA PATRIOT Act, which was signed into law on October 26, 2001, gave the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. The USA PATRIOT Act has no material impact on the Bank’s operations.

Sarbanes-Oxley Act of 2002

On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), which implemented legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board that enforces auditing, quality control and independence standards, Sarbanes-Oxley places certain restrictions on the scope of services that may be provided by accounting firms to their public company audit clients. Any non-audit services being provided to a public company audit client requires preapproval by the company’s audit committee. In addition, Sarbanes-Oxley makes certain changes to the requirements for audit partner rotation after a period of time. Sarbanes-Oxley requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement. The Company’s Chief Executive Officer and Chief Financial Officer have signed certifications to this Form 10-K as required by Sarbanes-Oxley. In addition, under Sarbanes-Oxley, counsel is required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

Under Sarbanes-Oxley, longer prison terms will apply to corporate executives who violate federal securities laws; the period during which certain types of suits can be brought against a company or its officers is extended; and bonuses issued to top executives prior to restatement of a company’s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from trading the company’s securities during retirement plan “blackout” periods, and loans to company executives (other than loans by financial institutions permitted by federal rules and regulations) are restricted. In addition, a provision directs that civil penalties levied by the Securities and Exchange Commission as a result of any judicial or administrative action under Sarbanes-Oxley be deposited to a fund for the benefit of harmed investors. The Federal Accounts for Investor Restitution provision also requires the Securities and Exchange Commission to develop methods of improving collection rates. The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company’s securities within two business days of the change.

Sarbanes-Oxley increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company’s “registered public accounting firm.” Audit Committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a “financial expert” (as such term is defined by the Securities and Exchange Commission) and if not, why not. Under Sarbanes-Oxley, a company’s registered public accounting firm is prohibited from performing statutorily mandated audit services for a company if such company’s chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions had been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. Sarbanes-Oxley also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent accountant engaged in the audit of the company’s financial statements for the purpose of rendering the financial statements materially misleading. Sarbanes-Oxley also requires the Securities and Exchange Commission to prescribe rules requiring inclusion of any internal control report and assessment by management in the annual report to shareholders. Sarbanes-Oxley requires the company’s registered public accounting firm that issues the audit report to attest to and report on management’s assessment of the company’s internal controls.

Compliance with the Sarbanes-Oxley Act has not had a material impact on the Company’s results of operations or financial condition.

Holding Company Regulation

Permitted Activities. Pursuant to Section 10(o) of the Home Owners’ Loan Act and Office of Thrift Supervision regulations and policy, a mutual holding company and a federally chartered mid-tier holding company such as Jacksonville Bancorp, Inc. may engage in the following activities: (i) investing in the stock of a savings association; (ii) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company; (iii) merging with or acquiring another holding company, one of whose subsidiaries is a savings association; (iv) investing in a corporation, the capital stock of which is available for purchase by a savings association under federal law or under the law of any state where the subsidiary savings association or associations share their home offices; (v) furnishing or performing management services for a savings association subsidiary of such company; (vi) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company; (vii) holding or managing properties used or occupied by a savings association subsidiary of such company; (viii) acting as trustee under deeds of trust; (ix) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Director, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987; (x) any activity permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act, including securities and insurance underwriting; and (xi) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Director of the Office of Thrift Supervision. If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (xi) above, and has a period of two years to cease any nonconforming activities and divest of any nonconforming investments.

The Home Owners’ Loan Act prohibits a savings and loan holding company, including Jacksonville Bancorp, Inc. and Jacksonville Bancorp, MHC, directly or indirectly, or through one or more subsidiaries, from acquiring another savings institution or holding company thereof, without prior written approval of the Office of Thrift Supervision. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary savings institution, a nonsubsidiary holding company, or a nonsubsidiary company engaged in activities other than those permitted by the Home Owners’ Loan Act; or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

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

FEDERAL AND STATE TAXATION

Federal Taxation. For federal income tax purposes, the Company files a federal income tax return based upon a tax year ended December 31. Because the Mutual Holding Company owns less than 80% of the outstanding Common Stock of the Company it is not permitted to file a consolidated federal income tax return with the Company. Since the Mutual Holding Company has no assets other than the stock of the Company and $1.0 million in cash, and a $186,000 investment in the local Bankers’ Bancorp, Inc., it will have no material federal income tax liability.

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

The Bank has not been audited by the Internal Revenue Service for the last five years. For additional information regarding taxation, see Note 11 of Notes to Consolidated Financial Statements.

Illinois Taxation. The State of Illinois imposes a tax on the Illinois taxable income of corporations, including savings banks, at the rate of 7.30%. Illinois taxable income is generally similar to federal taxable income except that interest from state and municipal obligations is taxable and no deduction is allowed for state income taxes. However, a deduction is allowed for certain U.S. Government and agency obligations. The Bank’s state income tax returns for the tax years ended December 31, 1991, 1990 and 1989, have been audited by the Illinois tax authorities and did not have to be amended as a result of such audit.

Personnel

As of December 31, 2006, the Bank and its subsidiary had a total of 101 full-time and 20 part-time employees. None of the Bank’s employees is represented by a collective bargaining group. Management believes that its relationship with the Bank’s employees is good.

Availability of Annual Report on Form 10-K

The Company’s Annual Report on Form 10-K is available on its website at www.Jacksonvillesavings.com.

Item 1A.   Risk Factors

Changing Interest Rates May Cause Net Earnings to Decline.

As market interest rates rise, the Bank will have competitive pressures to increase the rates that are paid on deposits, which may result in a decrease in net interest income. Furthermore, the value of the Bank’s loans will be less should the Bank choose to sell such loans in the secondary market. Since as a general matter the Bank’s interest-bearing liabilities reprice or mature more quickly than the Bank’s interest-earning assets, an increase in interest rates generally would result in a decrease in the Bank’s average interest rate spread and net interest income.

If the Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, the Bank’s Earnings Could Decrease.

Loan customers may not repay their loans according to their terms, and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance. The Bank may experience significant loan losses, which could have a material adverse effect on the Bank’s operating results. Management makes various assumptions and judgments about the collectibility of the loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of the Bank’s loans.

In determining the amount of the allowance for loan losses, management reviews delinquent loans for potential impairments in their carrying value. Additionally, the Bank applies a factor to the loan portfolio principally based on historical loss experience applied to the composition of the loan portfolio and integrated with management’s perception of risk in the economy. Since the Bank uses assumptions regarding individual loans and the economy, the current allowance for loan losses may not be sufficient to cover actual loan losses, and increases in the allowance may be necessary. Consequently, the Bank may need to significantly increase the provision for losses on loans, particularly if one or more of the Bank’s larger loans or credit relationships becomes delinquent or if the Bank expands non-residential, lending. In addition, federal and state regulators periodically review the Bank’s allowance for loan losses and may require an increase to the provision for loan losses or recognize loan charge-offs.

If Economic Conditions Deteriorate, Earnings Could be Adversely Impacted as Borrowers’ Ability to Repay Loans Declines and the Value of the Collateral Securing the Bank’s Loans Decreases.

The Bank’s financial results may be adversely affected by changes in prevailing economic conditions, including decreases in real estate values, changes in interest rates which may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal government and other significant external events. Since the Bank has a significant amount of loans secured by real estate, decreases in real estate values could adversely affect the value of property used as collateral. Adverse changes in the economy may also have a negative effect on the ability of the Bank’s borrowers to make timely repayments of their loans, which would have an adverse impact on earnings.

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

Strong Competition Within the Bank’s Market Area May Limit the Bank’s Growth and Profitability.

Competition in the banking and financial services industry is intense. We compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Many of these competitors have substantially greater resources and lending limits than the Bank and may offer certain services that the Bank does not or cannot provide. The Bank’s profitability depends upon the continued ability to successfully compete.

We Operate in a Highly Regulated Environment and May be Adversely Affected by Changes in Laws and Regulations.

We are subject to extensive regulation, supervision and examination by the Office of Thrift Supervision, our chartering authority, and by the Federal Deposit Insurance Corporation, as insurer of deposits and by the State of Illinois. As federally chartered holding companies, Jacksonville Bancorp, Inc. and Jacksonville Bancorp, MHC also will be subject to regulation and oversight by the Office of Thrift Supervision. Such regulation and supervision govern the activities in which an institution and its holding companies may engage and are intended primarily for the protection of the insurance fund and depositors. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, including changes in the regulations governing mutual holding companies, could have a material impact on Jacksonville Savings Bank, Jacksonville Bancorp, Inc., and our operations.

Item 1B.   Unresolved Staff Comments

Not applicable.

ITEM 2.   Properties

The Bank conducts its business through its main office and two branch offices located in Jacksonville, and branch offices located in Virden, Litchfield, Chapin, and Concord, Illinois. The following table sets forth certain information concerning the main office and each branch office of the Bank at December 31, 2006. At December 31, 2006, the Bank’s premises and equipment had an aggregate net book value of approximately $6.6 million. The Bank believes that its branch facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company. All facilities are owned.

Location	Year Occupied	Net Book Value at December 31, 2006
		(In Thousands)
Main Office 1211 West Morton Avenue
Jacksonville, Illinois	1994	$4,322

Branch Office
211 West State Street
Jacksonville, Illinois	1961	662

Branch Office
903 South Main
Jacksonville, Illinois	1989	195

Branch Office
501 North State Street
Litchfield, Illinois	1997	598

Branch Office
100 North Dye
Virden, Illinois	1986	241

Branch Office
510 Superior
Chapin, Illinois	2000	505

Branch Office
202 State
Concord, Illinois	2000	33

ITEM 3.   Legal Proceedings

There are various claims and lawsuits in which the Company is periodically involved incident to the Company’s business. In the opinion of management after consultation with legal counsel, such claims and lawsuits in the aggregate are immaterial to the Company and/or Bank’s financial condition and results of operations.

ITEM 4.   Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The “Stockholder Information” section of the Company’s annual report to stockholders for the fiscal year ended December 31, 2006 (the “2006 Annual Report to Stockholders”) is filed as an exhibit to this Form 10-K and is incorporated herein by reference. No shares of common stock were purchased by the Company during the fourth quarter of 2006.

Set forth below is information as of December 31, 2006 regarding equity compensation plans. The plans that have been approved by the stockholders of the Company are the 1996 Stock Option Plan and 2001 Stock Option Plan. The Company did not have any equity compensation plans that were not approved by its stockholders.

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price	Number of securities remaining available for issuance under plan
Equity compensation plans approved by stockholders	38,145	$10.59	3,300
Equity compensation plans not approved by stockholders	—	—	—
Total	38,145	$10.59	3,300

ITEM 6.   Selected Financial Data

The “Selected Consolidated Financial Information” section of the 2006 Annual Report to Stockholders is filed as an exhibit to this Form 10-K and is incorporated herein by reference.

ITEM 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the 2005 Annual Report to Stockholders is filed as an exhibit to this Form 10-K and is incorporated herein by reference.

ITEM 7A.     Quantitative and Qualitative Disclosure about Market

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the 2006 Annual Report to Stockholders is filed as an exhibit to this Form 10-K and is incorporated herein by reference.

ITEM 8.         Financial Statements and Supplementary Data

The material identified in Item 15(a)(1) hereof is incorporated herein by reference.

ITEM 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.  Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days prior to filing date of this report, that the Company’s disclosure controls and procedures (as defined by the Securities Exchange Act Rules 13a-14(c) and 15d-14(c)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions’ rules and forms.

There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of the foregoing evaluation.

ITEM 9B.  Other Information

None.

PART III

ITEM 10.  Directors and Executive Officers of the Company

Information concerning the directors and certain officers of the Company is incorporated by reference hereunder in the Proxy Statement for the 2007 Annual Meeting.

ITEM 11.  Executive Compensation

Information with respect to management compensation required under this item is incorporated by reference hereunder in the Proxy Statement for the 2007 Annual Meeting.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required under this item is incorporated by reference to the Proxy Statement for the 2007 Annual Meeting.

ITEM 13.  Certain Relationships and Related Transactions

Information required under this item is incorporated by reference to the Proxy Statement for the 2007 Annual Meeting.

ITEM 14.  Principal Accountant Fees and Services

Information required under this item is incorporated by reference to the Proxy Statement for the 2007 Annual Meeting.

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The documents filed as a part of this Form 10-K are:

(A)	Report of Independent Registered Public Accounting Firm;

(B)	Consolidated Balance Sheets - December 31, 2006 and 2005;

(C)	Consolidated Statements of Income - years ended December 31, 2006, 2005 and 2004;

(D)	Consolidated Statements of Stockholders’ Equity - years ended December 31, 2006, 2005 and 2004;

(E)	Consolidated Statements of Cash Flows - years ended December 31, 2006, 2005 and 2004; and

(F)	Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(b)	Exhibits

(1)	Federal Charter and Bylaws(1)

(2)	Instruments defining the rights of security holders, including debentures (Not Applicable).

(7)	Letter re: change in accounting principles (Not Applicable)

(10)	Material contracts(1)

(A)(1)	Employment Agreement between Jacksonville Savings Bank and Andrew F. Applebee

(A)(2)	Employment Agreement between Jacksonville Savings Bank and Richard A. Foss

(A)(3)	Employment Agreement between Jacksonville Savings Bank and John C. Williams

(B)	Jacksonville Savings Bank 1996 Stock Option Plan(2)

(C)	Jacksonville Savings Bank 2001 Stock Option Plan(2)

(D)	Amendments to the Jacksonville Savings Bank Stock Option Plans(3)

(13)	2006 Annual Report to Stockholders

(14)	Code of Ethics(4)

(16)	Letter of McGladrey & Pullen, LLP(5)

(21)	Subsidiaries

(23)	Consent of BKD LLP to incorporate financial statements into Form S-8 and Consent of McGladrey & Pullen, LLP.

(31.1)	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Previously filed.

(1)	Incorporated by reference to the Company’s Current Report 8-A12G filed with the Securities and Exchange Commission on May 2, 2002.

(2)	Incorporated by reference to the Company’s registration statement on Form S-8 filed with the Securities and Exchange Commission on February 2, 2004.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jacksonville Bancorp, Inc.

Date: March 21, 2007	By:	/s/ Richard A. Foss
Richard A. Foss, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Richard A. Foss	By:	/s/ Andrew F. Applebee
	Richard A. Foss, President, Chief Executive Officer and Director		Andrew F. Applebee, Chairman of the Board

Date: March 21, 2007		Date: March 21, 2007

By:	/s/ Diana S. Tone	By:	/s/ Dean H. Hess
	Diana S. Tone Chief Financial Officer		Dean H. Hess, Director

Date: March 21, 2007		Date: March 21, 2007

By:	/s/ John L. Eyth	By:	/s/ Emily J. Osburn
	John L. Eyth, Director		Emily J. Osburn, Director

Date: March 21, 2007		Date: March 21, 2007

By:	/s/ Harmon B. Deal, III	By:	/s/ Harvey D. Scott, III
	Harmon B. Deal, III, Director		Harvey D. Scott III, Director

Date: March 21, 2007		Date: March 21, 2007

By:	/s/ Michael R. Goldasich	By:	/s/ John C. Williams
	Michael R. Goldasich, Director		John C. Williams, Director, Senior Vice President and Trust Officer

Date: March 21, 2007		Date: March 21, 2007

EXHIBIT INDEX

(1)	Federal Charter and Bylaws (1)

(10)	Material contracts(1)

(A)(1)	Employment Agreement between Jacksonville Savings Bank and Andrew F. Applebee

(A)(2)	Employment Agreement between Jacksonville Savings Bank and Richard A. Foss

(A)(3)	Employment Agreement between Jacksonville Savings Bank and John C. Williams

(B)	Jacksonville Savings Bank 1996 Stock Option Plan(2)

(C)	Jacksonville Savings Bank 2001 Stock Option Plan(2)

(D)	Amendments to the Jacksonville Savings Bank Stock Option Plans(3)

(13)	2006 Annual Report to Stockholders

(14)	Code of Ethics(4)

(16)	Letter of McGladrey & Pullen, LLP(5)

(21)	Subsidiaries

(23)	Consent of BKD LLP and McGladrey & Pullen, LLP to incorporate financial statement into Form S-8.

(31.1)	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Previously filed

(1)	Incorporated by reference to the Company’s Current Report 8-A12G filed with the Securities and Exchange Commission on May 2, 2002.

(2)	Incorporated by reference to the Company’s registration statement on Form S-8 filed with the Securities and Exchange Commission on February 2, 2004.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.