Form 10QSB
period 2007-03-31
JACKSONVILLE BANCORP INC
filed 2007-05-04
CIK 1172097

Table of Contents
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period of _________ to _________

Commission File Number 000-49792

Jacksonville Bancorp, Inc.
(Exact name of small business issuer as specified in its charter)

Federal	33-1002258
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

1211 West Morton Avenue
Jacksonville, Illinois	62650
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (217) 245-4111

Indicate by check mark whether issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒	Yes	☐	No

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

☐	Yes	☒	No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

☐ Large Accelerated Filer	☐ Accelerated Filer	☒ Non-Accelerated Filer

As of April 30, 2007, there were 1,986,804 shares (*) of the Registrant’s common stock issued and outstanding.

(*) As of April 30, 2007, 1,038,738 shares were owned by Jacksonville Bancorp, M.H.C., the Company’s mutual holding company parent.

JACKSONVILLE BANCORP, INC.

FORM 10-QSB

MARCH 31, 2007

PART I - FINANCIAL INFORMATION

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
ASSETS	2007	2006
	(Unaudited)

Cash and cash equivalents	$10,617,631	$9,330,566
Investment securities - available-for-sale	81,137,519	78,491,564
Mortgage-backed securities - available-for-sale	11,837,477	8,210,466
Federal Home Loan Bank stock	1,108,606	1,108,606
Other investments	366,847	378,249
Loans receivable - net of allowance for loan losses of $1,842,510 and $1,864,497 as of
March 31, 2007 and December 31, 2006	155,758,665	154,837,699
Loans held for sale	243,999	425,851
Premises and equipment - net	6,468,550	6,555,761
Accrued interest receivable	1,934,605	1,943,390
Goodwill	2,726,567	2,726,567
Core deposit intangible	99,655	119,586
Capitalized mortgage servicing rights	1,011,910	1,039,649
Real estate owned	185,058	152,058
Income taxes receivable	-	21,001
Other assets	1,941,467	2,030,821

Total Assets	$275,438,556	$267,371,834

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities

Deposits	$240,620,313	$232,913,290
Other borrowings	8,615,057	9,034,879
Advance payments by borrowers for taxes and insurance	628,491	388,713
Accrued interest payable	1,110,326	1,082,334
Deferred compensation plan	2,273,015	2,273,301
Income taxes payable	818	-
Other liabilities	733,926	534,701
Total liabilities	253,981,946	246,227,218

Commitments and Contingencies

Stockholders' equity

Preferred stock, $0.01 par value - authorized 10,000,000 shares;
none issued and outstanding	-	-

Common stock, $0.01 par value - authorized 20,000,000 shares;
issued and outstanding, 1,986,804 shares and 1,985,417 shares as of
March 31, 2007 and December 31, 2006, respectively	19,868	19,854

Additional paid-in capital	6,619,834	6,608,342

Retained earnings - substantially restricted	15,733,030	15,700,156

Accumulated other comprehensive loss	(916,122)	(1,183,736)
Total stockholders’ equity	21,456,610	21,144,616

Total Liabilities and Stockholders' Equity	$275,438,556	$267,371,834

See accompanying notes to the condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)
INTEREST INCOME:
Loans	$2,723,615	$2,470,096
Investment securities	819,798	752,082
Mortgage-backed securities	114,322	89,633
Other	32,173	16,913
Total interest income	3,689,908	3,328,724

INTEREST EXPENSE:
Deposits	2,040,957	1,360,621
Other borrowings	88,335	111,658
Total interest expense	2,129,292	1,472,279

NET INTEREST INCOME	1,560,616	1,856,445

PROVISION FOR LOAN LOSSES	30,000	60,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,530,616	1,796,445

OTHER INCOME:
Service charges on deposit accounts	229,959	212,716
Commission income	193,179	200,014
Loan servicing fees	87,189	90,274
Mortgage banking operations, net	(23,199)	17,934
Trust income	26,809	16,350
Other	23,277	20,076
Total other income	537,214	557,364

OTHER EXPENSES:
Salaries and employee benefits	1,265,824	1,197,214
Occupancy and equipment	267,647	264,119
Data processing	105,599	94,587
Advertising	24,987	29,187
Legal and accounting	31,846	31,207
Postage and office supplies	85,498	62,750
Other	199,828	220,991
Total other expenses	1,981,229	1,900,055

INCOME BEFORE INCOME TAXES	86,601	453,754
INCOME TAXES (BENEFIT)	(17,356)	137,544

NET INCOME	103,957	316,210

NET INCOME PER COMMON SHARE - BASIC	$0.05	$0.16
NET INCOME PER COMMON SHARE - DILUTED	$0.05	$0.16

See accompanying notes to the condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Stockholders’	Comprehensive
	Stock	Capital	Earnings	Income	Equity	Income
	(Unaudited)
BALANCE, DECEMBER 31, 2006	$19,854	$6,608,342	$15,700,156	$(1,183,736)	$21,144,616

Net income	-	-	103,957	-	103,957	$103,957
Other comprehensive loss - change in
net unrealized gains and losses on
securities available-for-sale, net of
income tax benefit of $137,862	-	-	-	267,614	267,614	267,614
Comprehensive Income						$371,571

Exercise of stock options	26	24,599	-	-	24,625
Tax benefit related to stock options exercised	-	1,375	-	-	1,375
Purchase and retirement of common stock	(12)	(14,982)	-	-	(14,994)
Compensation expense for stock options	-	500	-	-	500
Dividends on common stock ($.075 per share)	-	-	(71,083)	-	(71,083)

BALANCE, MARCH 31, 2007	$19,868	$6,619,834	$15,733,030	$(916,122)	$21,456,610

See accompanying notes to the condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$103,957	$316,210
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, amortization and accretion:
Premises and equipment	106,394	120,046
Accretion of loan fees and discounts, net	-	(14,835)
Amortization of investment premiums and discounts, net	1,470	6,932
Amortization of intangible assets	19,931	19,931
Compensation expense related to stock options	500	866
Provision for loan losses	30,000	60,000
Mortgage banking operations, net	23,199	(17,934)
Gains on sale of real estate owned	-	(12,031)
Changes in income taxes payable	21,819	55,544
Changes in other assets and liabilities	202,786	448,941
Net cash provided by operations before loan sales	510,056	983,670
Origination of loans for sale to secondary market	(600,800)	(3,018,407)
Proceeds from sales of loans to secondary market	741,878	3,251,403
Net cash provided by operating activities	651,134	1,216,666

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment and mortgage-backed securities	(7,998,150)	(1,818,565)
Maturity or call of investment securities available-for-sale	1,745,000	250,000
Principal payments on mortgage-backed and investment securities	380,514	346,048
Proceeds from sale of other real estate owned	-	98,974
Increase in loans, net	(939,152)	(2,081,637)
Additions to premises and equipment	(19,183)	(92,573)

Net cash used in investing activities	(6,830,971)	(3,297,753)

(Continued)

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$7,707,023	$3,451,976
Net decrease in other borrowings	(419,822)	(1,951,989)
Increase in advance payments by borrowers for taxes and insurance	239,778	221,552
Exercise of stock options, including tax benefit	26,000	115,090
Purchase and retirement of common stock	(14,994)	(17,919)
Dividends paid - common stock	(71,083)	(70,210)

Net cash provided by financing activities	7,466,902	1,748,500

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,287,065	(332,587)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,330,566	6,681,207

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,617,631	$6,348,620

ADDITIONAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest on deposits	$2,010,401	$1,327,886
Interest on other borrowings	90,899	124,000
Income taxes paid, net of refunds	-	100,000

NONCASH INVESTING AND FINANCING ACTIVITIES:
Real estate acquired in settlement of loans	$33,500	$115,287
Loans to facilitate sales of real estate owned	-	179,000

See accompanying notes to condensed consolidated financial statements

JACKSONVILLE BANCORP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	FINANCIAL STATEMENTS

The accompanying interim condensed consolidated financial statements include the accounts of Jacksonville Bancorp, Inc. and its wholly-owned subsidiary, Jacksonville Savings Bank (the “Bank”) and its wholly-owned subsidiary, Financial Resources Group, Inc. collectively (the “Company”). All significant intercompany accounts and transactions have been eliminated.

In the opinion of management, the preceding unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of March 31, 2007 and December 31, 2006 and the results of its operations for the three month periods ended March 31, 2007 and 2006. The results of operations for the three month period ended March 31, 2007 are not necessarily indicative of the results which may be expected for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2006 filed as an exhibit to the Company’s Form 10-K filed in March, 2007. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP) and to prevailing practices within the industry. Commencing with this Quarterly Report on Form 10-QSB, the Company qualifies and has elected to comply with the Securities Exchange Act reporting obligations pursuant to the disclosure rules applicable to small business issuers.

Certain amounts included in the 2006 consolidated statements have been reclassified to conform to the 2007 presentation.

2.	NEWLY ADOPTED AND NEW ACCOUNTING PRONOUNCEMENT

The Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, on January 1, 2007. The implementation of FIN 48 did not impact the Company’s financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (FAS 157), “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. FAS 157 establishes a common definition of fair value, provides a framework for measuring fair value under U.S. Generally Accepted Accounting Principles and expands disclosure requirements about fair value measurements. FAS 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, the adoption of FAS 157 will have on its financial reporting and disclosures.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (FAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.” FAS 159 allows companies to report selected financial assets and liabilities at fair value. The changes in fair value are recognized in earnings and the assets and liabilities measured under this methodology are required to be displayed separately in the balance sheet. The main intent of the Statement is to mitigate the difficulty in determining reported earnings caused by a “mixed-attribute model” (or reporting some assets at fair value and others using a different valuation attribute such as amortized cost). The project is separated into two phases. This first phase addresses the creation of a fair value option for financial assets and liabilities. A second phase will address creating a fair value option for selected non-financial assets and liabilities. FAS 159 is effective for all financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, the adoption of FAS 159 will have on its financial reporting and disclosures.

3.	EARNINGS PER SHARE

Earnings Per Share - Basic earnings per share is determined by dividing net income for the period by the weighted average number of common shares. Diluted earnings per share considers the potential effects of the exercise of the outstanding stock options under the Company’s Stock Option Plans.

The following reflects earnings per share calculations for basic and diluted methods:

	March 31,
	2007	2006

Net income available to common stockholders	$103,957	$316,210

Basic average shares outstanding	1,985,796	1,972,556

Dilutive potential common shares:
Stock options	6,747	10,096
Diluted average shares outstanding	1,992,543	1,982,652

Basic earnings per share	$0.05	$0.16

Diluted earnings per share	$0.05	$0.16

4.	LOAN PORTFOLIO COMPOSITION

At March 31, 2007 and December 31, 2006, the composition of the Company’s loan portfolio was as follows.

	March 31, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate loans:
One-to-four family residential	$43,844	28.1%	$40,635	26.2%
Commercial and agricultural	39,341	25.3	39,592	25.6
Multi-family residential	5,189	3.3	5,877	3.8
Total real estate loans	88,374	56.7	86,104	55.6
Commercial agricultural business loans	30,580	19.6	32,837	21.2
Consumer loans:
Home equity/home improvement	28,094	18.0	27,202	17.6
Automobile	5,208	3.3	5,275	3.4
Other	5,368	3.5	5,313	3.4
Total consumer loans	38,670	24.8	37,790	24.4
Total loans receivable	157,624	101.2	156,731	101.2

Less:
Unearned discount and deferred loan fees, net	22	-	29	-
Allowance for loan losses	1,843	1.2	1,864	1.2
Total loans receivable, net	$155,759	100.0%	$154,838	100.0%

5.	INVESTMENT LOSSES

Declines in the fair value of available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. At March 31, 2007, the Company does not hold any investment securities that it considers to be other-than-temporarily impaired. The following table shows the gross unrealized losses and fair value, aggregated by investment type and length of time that individual securities have been in a continuous loss position, at March 31, 2007.

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value

State and political
organizations	$6	$1,845	$11	$1,968	$17	$3,813
U.S. government
and agencies	0	500	1,211	69,601	1,211	70,101

Subtotal	6	2,345	1,222	71,569	1,228	73,914

Mortgage-backed
securities	35	3,730	188	6,130	223	9,860

Total	$41	$6,075	$1,410	$77,699	$1,451	$83,774

6.	INCOME TAXES

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense for the three months ended March 31, 2007 is shown below.

Computed at the statutory rate (34%)	$29,444
Increase (decrease) resulting from
Tax exempt interest	(24,900)
State income taxes, net	(22,440)
Other, net	540

Actual tax benefit	$(17,356)

7.	COMMITMENTS AND CONTINGENCIES

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

JACKSONVILLE BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and accompanying notes thereto.

Forward Looking Statements

This Form 10-QSB contains certain “forward-looking statements” which may be identified by the use of words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors that could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage and other loans, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing of products and services.

New Accounting Standards Adopted During First Quarter 2007

The Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, on January 1, 2007. The implementation of FIN 48 did not impact the Company’s financial statements.

Financial Condition

March 31, 2007 Compared to December 31, 2006

Total assets increased $8.1 million to $275.4 million at March 31, 2007 from $267.4 million at December 31, 2006. Net loans grew $921,000 to $155.8 million during this same time frame. Available-for-sale investment securities, primarily municipal bonds, increased $2.6 million and mortgage-backed securities also increased $3.6 million. Cash and cash equivalents increased $1.3 million due to the timing of investment cash flows. The growth in these assets was funded by a $7.7 million growth in deposits during the first quarter of 2007. Total deposits increased to $240.6 million as of March 31, 2007, compared to $232.9 million at December 31, 2006. The increase in deposits is mostly due to a growth in transaction accounts, including $3.3 million in the new money market deposit account product introduced during 2006. Other borrowings decreased $420,000 due to a decrease in securities sold under agreement to repurchase.

Stockholders’ equity increased $312,000 to $21.5 million at March 31, 2007. The increase resulted from net income of $104,000, partially offset by the payment of $71,000 in dividends, and a $268,000 decrease in unrealized losses, net of tax, on available-for-sale securities. The change in unrealized gains (losses) on securities is driven by market conditions and, therefore, can fluctuate daily. Stockholders’ equity was also affected by the receipt of $12,000 from the exercise of stock options during the first quarter of 2007. The $12,000 reflects the net effect of $25,000 received from the exercise of stock options, a $1,000 related tax benefit, and $1,000 in compensation expense related to options, partially offset by a $15,000 cost to acquire the shares underlying the options in open market purchases.

Results of Operations

Comparison of Operating Results for the Three Months Ended March 31, 2007 and 2006

General: Net income for the three months ended March 31, 2007 was $104,000, or $0.05 per common share, basic and diluted. Net income was $316,000, or $0.16 per common share, basic and diluted, for the three months ended March 31, 2006. The decrease of $212,000 is due to decreases of $296,000 in net interest income and $20,000 in other income and an increase of $81,000 in other expense, partially offset by decreases of $155,000 in income taxes and $30,000 in the provision for loan losses. The decrease in net interest income reflects the impact of the inverted yield curve as short-term rates, which are used to price deposits, have increased faster than longer-term rates, which are used to price loan products.

Interest Income: Total interest income for the three months ended March 31, 2007 increased $361,000 from the same period of 2006. The increase in interest income reflects increases in interest income of $253,000 on loans, $68,000 on investment securities, $25,000 on mortgage-backed securities, and $15,000 on other investments.

The increase in interest income on loans is primarily due to an increase in the average balance of the loan portfolio to $157.6 million during the first quarter of 2007 compared to $146.5 million during the first quarter of 2006. The $11.1 million growth in the average balance of loans is primarily due to an increased emphasis on commercial lending and an increase in fixed-rate residential real estate loans. In order to increase income, the Company has decided to retain a portion of fixed-rate real estate loans in the portfolio, rather than selling them to the secondary market. Interest income also benefited from an increase in the average yield of the loan portfolio to 6.91% from 6.75% for the three months ended March 31, 2007 and 2006, respectively.

The $68,000 increase in interest income on investment securities reflects an increase in the average yield to 4.00% from 3.68% during the first quarter of 2007 and 2006, respectively. Funds received from investment calls and principal payments have been reinvested into higher-yielding municipal securities. The average balance of the investment portfolio increased $285,000 to $81.9 million during this same time frame.

Interest income on mortgage-backed securities increased $25,000 during the first quarter of 2007 compared to the first quarter of 2006. The increased interest income on mortgage-backed securities reflects an increase of $1.4 million in the average balance of mortgage-backed securities to $10.0 million during the first quarter of 2007 compared to the first quarter of 2006. The growth in mortgage-backed securities has been funded by deposit growth. Interest income also benefited from an increase in the average yield to 4.55% from 4.12% during the three months ended March 31, 2007 and 2006, respectively.

Interest income on other investments, which consist of interest-earning deposit accounts, increased during the first quarter of 2007 primarily due to a higher average balance. The average balance of interest-earning deposit accounts increased $1.0 million to $3.0 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The average yield on these accounts increased to 4.22% from 3.49% during the first quarter of 2007 and 2006, respectively, reflecting the increases in short-term interest rates during 2006.

Interest Expense: Total interest expense for the three months ended March 31, 2007 increased $657,000 compared to the three months ended March 31, 2006. The higher interest expense was due to an increase of $680,000 in the cost of deposits, partially offset by a decrease of $23,000 in interest expense on borrowed funds. The higher interest expense on deposits is primarily due to an increase in the average cost to 3.70% from 2.66% during the first quarter of 2007 and 2006, respectively, reflecting the increase in short-term market rates. The increased cost was also affected by an increase in the average balance of deposits to $220.4 million for the first quarter of 2007 from $204.4 million during the first quarter of 2006. The increase in the average balance, as well as the average cost, reflects growth in certificate of deposit accounts and the introduction of a new, higher-cost money market deposit account product during the second quarter of 2006.

Interest paid on borrowed funds decreased $23,000 primarily due to a decrease in the average balance of borrowed funds to $7.7 million during the first quarter of 2007 compared to $10.4 million during the same period of 2006. The higher interest expense also reflects an increase in the average cost to 4.61% from 4.29% during the first three months of 2007 and 2006, respectively. The decrease in borrowed funds is mostly due to the maturity and repayment of $4.0 million in advances from the Federal Home Loan Bank during 2006. The remainder of borrowed funds consists of securities sold under agreement to repurchase.

Provision for Loan Losses: The provision for loan losses is determined by management as the amount needed to replenish the allowance for loan losses, after net charge-offs have been deducted, to a level considered adequate to absorb inherent losses in the loan portfolio, in accordance with accounting principles generally accepted in the United States of America. The following table shows the activity in the allowance for loan losses for the three months ended March 31, 2007 and 2006.

	Three Months Ended
	March 31, 2007	March 31, 2006
	(In thousands)
Balance at beginning of period	$1,864	$1,846
Charge-offs:
One-to-four family residential	-	44
Commercial and agricultural business	8	-
Home equity/home improvement	38	-
Other Consumer	20	5
Total	66	49
Recoveries:
One-to-four family residential	1	14
Commercial and agricultural real estate	-	3
Home equity/home improvement	1	1
Automobile	3	4
Other Consumer	10	10
Total	15	32
Net loans charged off	51	17
Additions charged to operations	30	60
Balance at end of period	$1,843	$1,889

The allowance for loan losses decreased to $1,843,000 at March 31, 2007 from $1,864,000 at December 31, 2006. The decrease is the result of net charge-offs exceeding the provision for loan losses during the first quarter of 2007. Net charge-offs increased to $51,000 during the first quarter of 2007 compared to net charge-offs of $17,000 during the first quarter of 2006. The provision for loan losses decreased to $30,000 from $60,000 during this same time frame. Provisions for loan losses have been made to bring the allowance for loan losses to a level deemed adequate following management’s evaluation of the repayment capacity and collateral protection afforded by each problem credit identified by management. This review also considered the local economy and the level of bankruptcies and foreclosures in the Company’s market area. The following table sets forth information regarding nonperforming assets at the dates indicated.

	March 31, 2007	December 31, 2006
	(In thousands)
Non-accruing loans:
One-to-four family residential	$576	$435
Commerical and agricultural real estate	1,018	759
Commercial and agricultural business	65	45
Home equity/Home improvement	161	100
Automobile	1	1
Other consumer	15	8
Total	$1,836	$1,348

Accruing loans delinquent more than 90 days:
One-to-four family residential	$156	$-
Automobile	1	-
Other consumer	3	4
Total	$160	$4

Foreclosed assets:
One-to-four family residential	$70	$37
Commercial and agricultural real estate	115	115
Total	$185	$152

Total nonperforming assets	$2,181	$1,504

Total as a percentage of total assets	0.79%	0.56%

The increase in nonperforming assets and watch list credits is primarily due to the delinquency and/or bankruptcy of several borrowers, whose loans are secured by residential and/or commercial real estate. These additional loans are in the process of collection and any identified, potential exposure has been accounted for in the provision for loan losses. The largest nonperforming loan has a balance of $660,000 and is well secured by commercial real estate. The following table shows the aggregate principal amount of potential problem credits on the Company’s watch list at March 31, 2007 and December 31, 2006. All nonaccrual loans are automatically placed on the watch list.

	March 31, 2007	December 31, 2006
	(In thousands)
Special Mention credits	$3,068	$2,439
Substandard credits	2,820	2,724
Total watch list credits	$5,888	$5,163

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of operations and financial condition in preparing its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes that critical accounting policies, which include the allowance for loan losses, are those most important to the portrayal of the Company’s financial condition and results and requires management’s most difficult, subjective and complex judgements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

The allowance for loan losses is a material estimate that is particularly susceptible to significant changes in the near term and is established through a provision for loan losses. The allowance is based upon past loan experience and other factors which, in management’s judgement, deserve current recognition in estimating loan losses. The balance of the allowance is based on ongoing, quarterly assessments of the probable estimated losses in the loan portfolio. The evaluation includes a review of all loans on which full collectibility may not be reasonable assured. The Company’s methodology for assessing the appropriateness of the allowance consists of applying several formula methods to identified problem loan and portfolio segments. The allowance is calculated by estimating the exposure on identified problem loan and portfolio segments and applying loss factors to the remainder of the portfolio based upon an internal risk grade of such loans or pools of loans. Changes in risk grades of both performing and nonperforming loans affect the amount of the allowance. Loss factors are based primarily on historical loss experience over the past five years, and may be adjusted for other significant conditions that, in management’s judgement, affect the collectibility of the loan portfolio.

Since the allowance for loan losses is based upon estimates of probable losses, the amount actually observed can vary significantly from the estimated amounts. The historical loss factors attempt to reduce this variance by taking into account recent loss experience. Management evaluates several other conditions in connection with the allowance, including general economic and business conditions, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the portfolio, and regulatory examination results. Management believes it uses the best information available to make such determinations. If circumstances differ substantially from the assumptions used in making determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be affected. While the Company believes it has established its existing allowance for loan losses in conformity with accounting principles generally accepted in the United States, there can be no assurance that regulators, in reviewing the Bank’s loan portfolio, will not request an increase in the allowance for loan losses. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that increases to the allowance will not be necessary if loan quality deteriorates. Management will continue to monitor the loan portfolio and assess the adequacy of the allowance at least quarterly.

Other Income: Total other income for the three months ended March 31, 2007 decreased $20,000 from the comparable period in 2006. The decrease in other income is primarily attributed to a decrease of $41,000 in mortgage banking operations, partially offset by increases of $17,000 in service charges on deposits and $10,000 in trust income. The decrease in income from mortgage banking operations is due to a reduction in loan sales and an increase in the amortization of mortgage servicing rights. Loan sales have decreased as the Company has decided to retain a portion of fixed-rate real estate loans in its portfolio. This decrease in loan sales, as well as regular principal payments, decreases the balance of loans serviced for the secondary market and results in higher amortization expense. The increase in service charges reflects a growth in deposit accounts, while the increased trust income reflects an increase in farm management fees.

Other Expense: Total other expense for the three months ended March 31, 2007 increased $81,000 from the same period of 2006. The decrease in other expense is mainly comprised of increases of $69,000 in salaries and benefits, $23,000 in postage and office supplies, and $11,000 in data processing expense. The increase in salaries and benefits expense reflects annual wage and cost increases, as well as additional staffing. Full-time equivalent employees increased to 115 at March 31, 2007 from 114 at March 31, 2006. In order to grow the trust department and fee income, the Company hired an additional, experienced trust officer during the first quarter of 2007. As previously announced, salaries expense was also impacted by the hiring of a new chief lending officer, who will be replacing the Company’s current senior loan administrator upon his retirement in May 2007.

Income Taxes: During the three months ended March 31, 2007, the Company had a tax benefit of $17,000 compared to a provision of $138,000 during the same period of 2006. The decrease in provision reflects a decrease in taxable income due to the compound effect of lower income and the benefit of tax-exempt investment income.

Liquidity and Capital Resources

The Company’s most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company’s operating, financing, and investing activities. At March 31, 2007 and December 31, 2006, cash and cash equivalents totaled $10.6 million and $9.3 million, respectively. The Company’s primary sources of funds include principal and interest repayments on loans (both scheduled payments and prepayments), maturities of investment securities and principal repayments from mortgage-backed securities (both scheduled payments and prepayments). During the past three months, the most significant sources of funds have been growth in deposits, maturity and calls of investment securities, and principal payments on investment and mortgage-backed securities. These funds have been used primarily for new loan originations and purchases of municipal and mortgage-backed securities.

While scheduled loan repayments and proceeds from maturing investment securities and principal repayments on mortgage-backed securities are relatively predictable, deposit flows and prepayments are more influenced by interest rates, general economic conditions, and competition. The Company attempts to price its deposits to meet asset-liability objectives and stay competitive with local market conditions.

Liquidity management is both a short- and long-term responsibility of management. The Company adjusts its investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) projected purchases of investment and mortgage-backed securities, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) liquidity of its asset/liability management program. Excess liquidity is generally invested in interest-earning overnight deposits and other short-term U.S. agency obligations. If the Company requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB. The Company may borrow from the FHLB under a blanket agreement which assigns all investments in FHLB stock as well as qualifying first mortgage loans equal to 150% of the outstanding balance as collateral to secure the amounts borrowed. This borrowing arrangement is limited to a maximum of 30% of the Company’s total assets or twenty times the balance of FHLB stock held by the Company. At March 31, 2007, the Company had $4.0 million in outstanding FHLB advances and approximately $18.2 million remaining available to it under the above-mentioned borrowing arrangement.

The Company maintains minimum levels of liquid assets as established by the Board of Directors. The Company’s liquidity ratios at March 31, 2007 and December 31, 2006 were 33.2% and 31.0%, respectively. This ratio represents the volume of short-term liquid assets as a percentage of net deposits and borrowings due within one year.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above. The following table summarizes these commitments at March 31, 2007 and December 31, 2006.

	March 31, 2007	December 31, 2006
	(In thousands)
Commitments to fund loans	$26,247	$27,347
Standby letters of credit	51	14

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined). Management believes, at March 31, 2007, that the Company meets all its capital adequacy requirements.

Under Illinois law, Illinois-chartered savings banks are required to maintain a minimum core capital to total assets ratio of 3%. The Illinois Commissioner of Savings and Residential Finance (the “Commissioner”) is authorized to require a savings bank to maintain a higher minimum capital level if the Commissioner determines that the savings bank’s financial condition or history, management or earnings prospects are not adequate. If a savings bank’s core capital ratio falls below the required level, the Commissioner may direct the savings bank to adhere to a specific written plan established by the Commissioner to correct the savings bank’s capital deficiency, as well as a number of other restrictions on the savings bank’s operations, including a prohibition on the declaration of dividends by the savings bank’s board of directors. At March 31, 2007, the Bank’s core capital ratio was 7.19% of total average assets, which substantially exceeded the required amount.

The Bank is also required to maintain regulatory capital requirements imposed by the Federal Deposit Insurance Corporation. The Bank must have: (i) Tier 1 Capital to Average Assets of 4.0%, (ii) Tier 1 Capital to Risk-Weighted Assets of 4.0%, and (iii) Total Capital to Risk-Weighted Assets of 8.0%. At March 31, 2007, minimum requirements and the Bank's actual ratios are as follows:

	March 31, 2007	December 31, 2006	Minimum
	Actual	Actual	Required

Tier 1 Capital to Average Assets	7.19%	7.45%	4.00%
Tier 1 Capital to Risk-Weighted Assets	11.21%	11.25%	4.00%
Total Capital to Risk-Weighted Assets	12.28%	12.34%	8.00%

Future capital levels should benefit from the decision of the Company’s parent company, Jacksonville Bancorp, MHC, to waive its right to receive dividends. The mutual holding company has received approval from its primary regulator, the Office of Thrift Supervision, for such waivers through the quarter ended September 30, 2007.

Effect of Inflation and Changing Prices

The consolidated financial statements and related financial data presented herein have been prepared in accordance with GAAP which require the measurement of financial position and operating results in terms of historical dollars, without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company’s operations. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

The following table sets forth the average balances and interest rates (costs) on the Company’s assets and liabilities during the periods presented.

Consolidated Average Balance Sheet and Interest Rates
(Dollars in thousands)
	Three Months Ended March 31,
	2007			2006
	Average			Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earnings assets:
Loans	$157,631	$2,724	6.91%	$146,475	$2,470	6.75%
Investment securities	81,924	820	4.00%	81,639	752	3.68%
Mortgage-backed securities	10,048	114	4.55%	8,694	90	4.12%
Other	3,048	32	4.22%	1,939	16	3.49%
Total interest-earning assets	252,651	3,690	5.84%	238,747	3,328	5.58%

Non-interest earnings assets	17,749			17,743
Total assets	$270,400			$256,490

Interest-bearing liabilities:
Deposits	$220,396	$2,041	3.70%	$204,422	$1,361	2.66%
Other borrowings	7,667	88	4.61%	10,420	111	4.29%
Total interest-bearing liabilities	228,063	2,129	3.73%	214,842	1,472	2.74%

Non-interest bearing liabilities	21,036			21,483
Stockholders' equity	21,301			20,165

Total liabilities/stockholders' equity	$270,400			$256,490

Net interest income		$1,561			$1,856

Interest rate spread (average yield earned
minus average rate paid)			2.11%			2.84%

Net interest margin (net interest income
divided by average interest-earning assets)			2.47%			3.11%

The following table sets forth the changes in rate and changes in volume of the Company’s interest earning assets and liabilities.

Three Months Ended March 31
	2007 Compared to 2006
	Increase(Decrease) Due to
	Rate	Volume	Net

Interest-earnings assets:
Loans	$62	$192	$254
Investment securities	65	3	$68
Mortgage-backed securities	10	14	$24
Other	4	12	$16
Total net change in income on
interest-earning assets	141	221	362

Interest-bearing liabilities:
Deposits	567	113	$680
Other borrowings	8	(31)	$(23)
Total net change in expense on
interest-bearing liabilities	575	82	657

Net change in net interest income	$(434)	$139	$(295)

JACKSONVILLE BANCORP, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s policy in recent years has been to reduce its interest rate risk by better matching the maturities of its interest rate sensitive assets and liabilities, selling its long-term fixed-rate residential mortgage loans with terms of 15 years or more to Freddie Mac, originating adjustable rate loans, balloon loans with terms ranging from three to five years and originating consumer and commercial business loans, which typically are for a shorter duration and at higher rates of interest than one-to-four family loans. During 2007, the Company has chosen to retain a portion of fixed-rate, residential real estate loans, which are reflected in its interest rate risk analyses. The investment portfolio has been laddered to better match the interest-bearing liabilities. With respect to liabilities, the Company has attempted to increase its savings and transaction deposit accounts, which management believes are more resistant to changes in interest rates than certificate accounts. The Board of Directors appoints the Asset-Liability Management Committee (ALCO), which is responsible for reviewing the Company’s asset and liability policies. The ALCO meets quarterly to review interest rate risk and trends, as well as liquidity and capital ratio requirements.

The Company uses a comprehensive asset/liability software package provided by a third-party vendor to perform interest rate sensitivity analysis for all product categories. The primary focus of the Company’s analysis is on the effect of interest rate increases and decreases on net interest income. Management believes that this analysis reflects the potential effects on current earnings of interest rate changes. Call criteria and prepayment assumptions are taken into consideration for investment securities and loans. All of the Company’s interest sensitive assets and liabilities are analyzed by product type and repriced based upon current offering rates. The software performs interest rate sensitivity analysis by performing rate shocks of plus or minus 300 basis points in 100 basis point increments.

The following table shows projected results at March 31, 2007 and December 31, 2006 of the impact on net interest income from an immediate change in interest rates, as well as the benchmarks established by the ALCO. The results are shown as a dollar and percentage change in net interest income over the next twelve months.

	Change in Net Interest Income
	(Dollars in thousands)
	March 31, 2007		December 31, 2006		ALCO
Rate Shock:	$ Change	% Change	$ Change	% Change	Benchmark
+ 200 basis points	(244)	-3.89%	(636)	-9.23%	> (20.00)%
+ 100 basis points	(55)	-0.87%	(425)	-6.17%	> (12.50)%
- 100 basis points	253	4.02%	(69)	-1.00%	> (12.50)%
- 200 basis points	325	5.17%	21	0.31%	> (20.00)%

The foregoing computations are based upon numerous assumptions, including relative levels of market interest rates, prepayments, and deposit mix. The computed estimates should not be relied upon as a projection of actual results. Despite the limitations on precision inherent in these computations, management believes that the information provided is reasonably indicative of the effect of changes in interest rate levels on the net earning capacity of the Company’s current mix of interest earning assets and interest bearing liabilities. Management continues to use the results of these computations, along with the results of its computer model projections, in order to maximize current earnings while positioning the Company to minimize the effect of a prolonged shift in interest rates that would adversely affect future results of operations.

At the present time, the most significant market risk affecting the Company is interest rate risk. Other market risks such as foreign currency exchange risk and commodity price risk do not occur in the normal business of the Company. The Company also is not currently using trading activities or derivative instruments to control interest rate risk.

JACKSONVILLE BANCORP, INC.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

JACKSONVILLE BANCORP, INC.
Registrant

Date: 05/04/2007	/s/ Richard A. Foss
Richard A. Foss
President and Chief Executive Officer

/s/ Diana S. Tone
Diana S. Tone
Chief Financial Officer

EXHIBITS