Form 10QSB
period 2007-06-30
JACKSONVILLE BANCORP INC
filed 2007-08-07
CIK 1172097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes ☒ No

As of July 31, 2007, there were 1,986,804 shares (*) of the Registrant’s common stock issued and outstanding.

(*) As of July 31, 2007, 1,038,738 shares were owned by Jacksonville Bancorp, M.H.C., the Company’s mutual holding company parent.

JACKSONVILLE BANCORP, INC.

FORM 10-QSB

JUNE 30, 2007
TABLE OF CONTENTS

Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets	1

	Condensed Consolidated Statements of Income	2

	Condensed Consolidated Statement of Stockholders’ Equity	3

	Condensed Consolidated Statements of Cash Flows	4-5

	Notes to the Condensed Consolidated Financial Statements	6-9

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	10-22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23-24

Item 4.	Controls and Procedures	25

PART II	OTHER INFORMATION	26

Item 1.	Legal Proceedings
Item 2.	Changes in Securities and Stock Purchases
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

	Signatures	27

EXHIBITS

Section 302 Certifications
Section 906 Certification

PART I - FINANCIAL INFORMATION

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
ASSETS	2007	2006
	(Unaudited)

Cash and cash equivalents	$4,965,322	$9,330,566
Investment securities - available-for-sale	80,758,588	78,491,564
Mortgage-backed securities - available-for-sale	12,024,896	8,210,466
Federal Home Loan Bank stock	1,108,606	1,108,606
Other investments	351,745	378,249
Loans receivable - net of allowance for loan losses of $1,810,718 and $1,864,497 as of
June 30, 2007 and December 31, 2006	160,578,212	154,837,699
Loans held for sale	-	425,851
Premises and equipment - net	6,439,882	6,555,761
Accrued interest receivable	2,279,687	1,943,390
Goodwill	2,726,567	2,726,567
Core deposit intangible	79,724	119,586
Capitalized mortgage servicing rights	983,652	1,039,649
Real estate owned	362,304	152,058
Income taxes receivable	-	21,001
Other assets	2,232,929	2,030,821

Total Assets	$274,892,114	$267,371,834

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities

Deposits	$237,077,552	$232,913,290
Other borrowings	11,709,568	9,034,879
Advance payments by borrowers for taxes and insurance	793,130	388,713
Accrued interest payable	1,100,311	1,082,334
Deferred compensation plan	2,300,455	2,273,301
Income taxes payable	17,890	-
Other liabilities	896,753	534,701
Total liabilities	253,895,659	246,227,218

Commitments and Contingencies

Stockholders' equity

Preferred stock, $0.01 par value - authorized 10,000,000 shares;
none issued and outstanding	-	-

Common stock, $0.01 par value - authorized 20,000,000 shares;
issued and outstanding, 1,986,804 shares and 1,985,417 shares as of
June 30, 2007 and December 31, 2006, respectively	19,868	19,854

Additional paid-in capital	6,620,339	6,608,342

Retained earnings - substantially restricted	15,864,225	15,700,156

Accumulated other comprehensive loss	(1,507,977)	(1,183,736)
Total stockholders’ equity	20,996,455	21,144,616

Total Liabilities and Stockholders' Equity	$274,892,114	$267,371,834

See accompanying notes to the condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
INTEREST INCOME:
Loans	$2,844,233	$2,556,530	$5,567,848	$5,026,626
Investment securities	828,457	774,100	1,648,255	1,526,182
Mortgage-backed securities	154,446	94,544	268,768	184,177
Other	27,502	15,720	59,675	32,633
Total interest income	3,854,638	3,440,894	7,544,546	6,769,618
INTEREST EXPENSE
Deposits	2,104,833	1,532,375	4,145,790	2,892,996
Other borrowings	125,957	120,625	214,292	232,283
Total interest expense	2,230,790	1,653,000	4,360,082	3,125,279

NET INTEREST INCOME	1,623,848	1,787,894	3,184,464	3,644,339

PROVISION FOR LOAN LOSSES	-	-	30,000	60,000
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	1,623,848	1,787,894	3,154,464	3,584,339

OTHER INCOME:
Service charges on deposit accounts	244,598	217,924	474,557	430,640
Commission income	268,409	219,956	461,588	419,970
Loan servicing fees	85,017	89,209	172,206	179,483
Mortgage banking operations, net	(19,302)	28,893	(42,501)	46,827
Trust income	24,462	12,258	51,271	28,608
Other	22,269	17,983	45,546	38,059
Total other income	625,453	586,223	1,162,667	1,143,587
OTHER EXPENSES:
Salaries and employee benefits	1,255,693	1,200,669	2,521,516	2,397,883
Occupancy and equipment	268,621	260,695	536,268	524,814
Data processing	107,188	121,491	212,787	216,078
Legal and accounting	39,906	47,515	71,752	78,722
Postage and office supplies	71,661	57,781	157,158	120,531
Real estate owned, net	2,458	31,675	1,638	37,425
Advertising	30,296	28,892	55,283	58,079
Other	237,932	213,479	438,582	428,721
Total other expenses	2,013,755	1,962,197	3,994,984	3,862,253

INCOME BEFORE INCOME TAXES	235,546	411,920	322,147	865,673

INCOME TAXES	33,223	113,131	15,867	250,675

NET INCOME	$202,323	$298,789	$306,280	$614,998

NET INCOME PER COMMON SHARE, BASIC	$0.10	$0.15	$0.15	$0.31

NET INCOME PER COMMON SHARE, DILUTED	$0.10	$0.15	$0.15	$0.31

See accompanying notes to condensed consolidated financial statements

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Comprehensive Loss

BALANCE, DECEMBER 31, 2006	$19,854	$6,608,342	$15,700,156	$(1,183,736)	$21,144,616

Net Income	-	-	306,280	-	306,280	$306,280

Other comprehensive loss - change in
net unrealized losses on securities available
for sale, net of tax benefit of $(172,160)	-	-	-	(324,241)	(324,241)	(324,241)

Comprehensive Loss						$(17,961)

Exercise of stock options	26	24,599	-	-	24,625
Tax benefit related to stock options exercised		1,375			1,375
Purchase and retirement of common stock	(12)	(14,982)	-	-	(14,994)
Compensation expense for stock options		1,005			1,005
Dividends on common stock ($0.15 per share)	-	-	(142,211)	-	(142,211)

BALANCE, JUNE 30, 2007	$19,868	$6,620,339	$15,864,225	$(1,507,977)	$20,996,455

See accompanying notes to condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2007	2006
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$306,280	$614,998
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, amortization and accretion:
Premises and equipment	214,414	233,707
Accretion of loan fees and discounts, net	-	(29,670)
Amortization of investment premiums and discounts, net	(1,273)	6,717
Amortization of intangible assets	39,862	39,862
Compensation expense related to stock options	1,005	1,742
Provision for loan losses	30,000	60,000
Mortgage banking operations, net	42,501	(46,827)
(Gains) losses on sale of real estate owned	(12,734)	13,536
Changes in income taxes payable	38,891	(63,162)
Changes in other assets and liabilities	47,986	24,511
Net cash provided by operations before loan sales	706,932	855,414
Origination of loans for sale to secondary market	(1,833,670)	(8,191,764)
Proceeds from sales of loans to secondary market	2,227,703	8,333,190
Net cash provided by operating activities	1,100,965	996,840

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment and mortgage-backed securities	(10,047,576)	(2,776,353)
Maturity or call of investment securities available-for-sale	2,265,400	1,500,000
Proceeds from sale of investment and mortgage-backed securities	337,144	295,159
Principal payments on mortgage-backed and investment securities	885,034	712,845
Proceeds from sale of other real estate owned	61,555	135,110
Increase in loans, net	(5,981,394)	(3,458,072)
Additions to premises and equipment	(98,535)	(142,703)

Net cash used in investing activities	(12,578,372)	(3,734,014)

		(Continued)

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2007	2006
	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$4,164,262	$5,030,373
Net increase (decrease) in other borrowings	2,674,689	(1,349,740)
Increase in advance payments by borrowers for taxes and insurance	404,417	388,396
Exercise of stock options, including tax benefit	26,000	148,026
Purchase and retirement of common stock	(14,994)	(17,920)
Dividends paid - common stock	(142,211)	(141,710)

Net cash provided by financing activities	7,112,163	4,057,425

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,365,244)	1,320,251

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,330,566	6,681,207

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,965,322	$8,001,458

ADDITIONAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest on deposits	$4,147,469	$2,821,201
Interest on other borrowings	194,636	241,125
Income taxes paid	49,000	390,000

NONCASH INVESTING AND FINANCING ACTIVITIES:
Real estate acquired in settlement of loans	$381,695	$185,287
Loans to facilitate sales of real estate owned	125,500	179,000

See accompanying notes to condensed consolidated financial statements

JACKSONVILLE BANCORP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	FINANCIAL STATEMENTS

The accompanying interim condensed consolidated financial statements include the accounts of Jacksonville Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, Jacksonville Savings Bank (the “Bank”) and its wholly-owned subsidiary, Financial Resources Group (the “Subsidiary”). All significant intercompany accounts and transactions have been eliminated.

In the opinion of management, the preceding unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of June 30, 2007 and December 31, 2006 and the results of operations for the three and six month periods ended June 30, 2007 and 2006. The results of operations for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results which may be expected for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2006 filed as an exhibit to the Company’s 10-K filed in March 2007. The accounting and reporting policies of the Company and its subsidiary conform to accounting principles generally accepted in the United States of America and to the prevailing practices within the banking industry.

Certain amounts included in the 2006 consolidated statements have been reclassified to conform to the 2007 presentation, with no effect on net income or stockholders’ equity.

2.	NEW ACCOUNTING PRONOUNCEMENTS

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

The following reflects earnings per share calculations for the basic and diluted methods:

	3 Months Ended June 30,		6 Months Ended June 30,
	2007	2006	2007	2006

Net income available to common shareholders	$202,323	$298,789	$306,280	$614,998

Basic potential common shares:
Weighted average shares outstanding	1,986,804	1,984,893	1,986,303	1,978,759

Diluted potential common shares:
Stock option equivalents	5,928	7,975	6,287	8,481
Diluted average shares outstanding	1,992,732	1,992,868	1,992,590	1,987,240

Basic earnings per share	$0.10	$0.15	$0.15	$0.31

Diluted earnings per share	$0.10	$0.15	$0.15	$0.31

4.	LOAN PORTFOLIO COMPOSITION

At June 30, 2007 and December 31, 2006, the composition of the Company’s loan portfolio was as follows:

	June 30, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate loans:
One-to-four family residential	$48,448	30.2	$40,635	26.2
Commercial and agricultural	37,432	23.3	39,592	25.6
Multi-family residential	5,408	3.4	5,877	3.8
Total real estate loans	91,288	56.9	86,104	55.6
Commercial agricultural business loans	31,156	19.4	32,837	21.2
Consumer loans:
Home equity/home improvement	29,062	18.1	27,202	17.6
Automobile	5,335	3.3	5,275	3.4
Other	5,574	3.4	5,313	3.4
Total consumer loans	39,971	24.8	37,790	24.4
Total loans receivable	162,415	101.1	156,731	101.2

Less:
Unearned discount and deferred loan fees, net	26	-	29	-
Allowance for loan losses	1,811	1.1	1,864	1.2
Total loans receivable, net	$160,578	100.0	$154,838	100.0

5.	INVESTMENT LOSSES

Declines in the fair value of available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The declines in fair value are due to changes in market rates. At June 30, 2007, the Company does not hold any investment securities that it considers to be other-than-temporarily impaired. The following table shows the gross unrealized losses and fair value, aggregated by investment type and length of time that individual securities have been in a continuous loss position, at June 30, 2007.

	Less Than Twelve Months		Over Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
			(In thousands)
State and political
organizations	$203	$7,566	$35	$2,044	$238	$9,610
U.S. government
and agencies	25	2,175	1,512	68,806	1,537	70,981
Subtotal	228	9,741	1,547	70,850	1,775	80,591

Mortgage-backed
securities	169	5,613	342	6,412	511	12,025

Total	$397	$15,354	$1,889	$77,262	$2,286	$92,616

6.	INCOME TAXES

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense for the six months ended June 30, 2007 is shown below.

Computed at the statutory rate (34%)	$109,530
Increase (decrease) resulting from
Tax exempt interest	(57,177)
State income taxes, net	(36,963)
Other, net	477

Actual tax expense	$15,867

7.	COMMITMENTS AND CONTINGENCIES

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

Critical Accounting Policies

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in preparing its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. Management believes the following discussion on the allowance for loan losses addresses our most critical accounting policy, which is most important to the portrayal of our financial condition and results and require management’s most difficult, subjective and complex judgements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Allowance for Loan Losses - The allowance for loan losses is a material estimate that is particularly susceptible to significant changes in the near term and is established through a provision for loan losses. The allowance is based upon past loan experience and other factors which, in management’s judgement, deserve current recognition in estimating loan losses. The evaluation includes a review of all loans on which full collectibility may not be reasonably assured. Other factors considered by management include the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions and historical losses on each portfolio category. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties, which collateralize loans. Management uses the available information to make such determinations. If circumstances differ substantially from the assumptions used in making determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be affected. While we believe we have established our existing allowance for loan losses in conformity with accounting principles generally accepted in the United States of America, there can be no assurance that regulators, in reviewing the Bank’s loan portfolio, will not request an increase in the allowance for loan losses. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that increases to the allowance will not be necessary if loan quality deteriorates.

Financial Condition

June 30, 2007 Compared to December 31, 2006

Total assets increased $7.5 million to $274.9 million at June 30, 2007 from $267.4 million at December 31, 2006. The asset growth was primarily comprised of increases of $5.7 million in loans, $2.3 million in investment securities, and $3.8 million in mortgage backed securities during the first six months of 2007. Net loans increased to $160.6 million at June 30, 2007, primarily due to an increase in residential real estate loans. The Company has decided to retain a portion of fixed-rate real estate loans rather than selling them to the secondary market. The growth in the loan and investment portfolios was funded by a $4.4 million decrease in cash and cash equivalents and increases of $4.2 million in deposits and $2.7 million in borrowed funds. The increase in deposits is mostly due to a growth in transaction accounts during 2007, including $5.9 million in the new money market deposit account introduced during 2006. Other borrowings increased primarily due to $3.0 million in additional advances from the Federal Home Loan Bank during the second quarter of 2007.

Stockholders’ equity decreased $148,000 to $21.0 million at June 30, 2007. The decrease resulted from a $324,000 increase in unrealized losses, net of tax, on available-for-sale securities. The change in unrealized gains or losses on securities classified as available-for-sale is affected by market conditions, which can fluctuate daily. Stockholders’ equity also benefited from net income of $306,000 and the receipt of $12,000 from the exercise of stock options during the first six months of 2007, partially offset by dividend payments of $142,000 to stockholders. The receipt of $12,000 reflects $25,000 received from the exercise of stock options, a $1,000 related tax benefit, and a $1,000 compensation expense related to options, which was partially offset by a $15,000 cost to acquire the shares underlying the options in open market purchases.

Results of Operations

Comparison of Operating Results for the Three Months Ended June 30, 2007 and 2006

General: The Company reported net income for the three months ended June 30, 2007, of $202,000, or $0.10 per share of common stock, basic and diluted, compared to net income of $299,000, or $0.15 per share of common stock, basic and diluted, for the three months ended June 30, 2006. The decrease of $97,000 in net income is due to a decrease of $164,000 in net interest income and an increase of $52,000 in other expense, partially offset by an increase of $39,000 in other income and a decrease of $80,000 in income taxes.

Interest Income: Total interest income for the three months ended June 30, 2007 increased $414,000 from the same period of 2006. The increase in interest income reflects increases in interest income of $288,000 on loans, $60,000 on mortgage-backed securities, $54,000 on investment securities, and $12,000 on other investments.

The increase of $288,000 in interest income on loans is due to both an increase in the average balance and average yield of the loan portfolio. The average balance of loans increased $11.8 million to $159.6 million during the second quarter of 2007. The growth in the average balance of loans is primarily due to an increased emphasis on commercial lending and an increase in fixed-rate residential real estate loans. In order to increase income, the Company has decided to retain a portion of fixed-rate residential real estate loans in the portfolio, rather than selling them to the secondary market. Interest income also benefited from an increase in the average yield of the loan portfolio to 7.13% from 6.92% for the three months ended June 30, 2007 and 2006, respectively.

The $54,000 increase in interest income on investment securities reflects an increase in the average yield to 3.99% from 3.71% during the second quarter of 2007 and 2006, respectively. Funds received from investment calls and principal payments have been reinvested into higher-yielding municipal securities. The increase in the average yield was partially offset by a $364,000 decrease in the average balance of the investment portfolio to $83.0 million during the second quarter of 2007.

Interest income on mortgage-backed securities increased $60,000 during the second quarter of 2007 compared to the second quarter of 2006. The increased interest income reflects an increase of $4.3 million in the average balance of mortgage-backed securities during this same time frame. The growth in mortgage-backed securities has been funded by deposit growth. Interest income also benefited from an increase in the average yield to 4.87% from 4.53% during the three months ended June 30, 2007 and 2006, respectively.

Interest income on other investments, which consist of interest-earning deposit accounts, increased during the second quarter of 2007 due to increases in the average balance and average yield of these accounts. The average yield on these accounts increased to 6.70% from 4.41% during the second quarter of 2007 and 2006, respectively. The increase of $216,000 in the average balance of these accounts also contributed to the increased interest income.

Interest Expense: Total interest expense for the three months ended June 30, 2007 increased $578,000 compared to the three months ended June 30, 2006. The increase in interest expense was due to both a $573,000 increase in the cost of deposits and a $5,000 increase in the cost of borrowed funds.

The $578,000 increase in the cost of deposits was primarily due to an increase in the average rate. The average rate increased to 3.81% during the three months ended June 30, 2007 from 3.08% during the three months ended June 30, 2006. The 73 basis point increase reflects the increase in short-term market rates during 2006 and the competitive nature of the local markets. The increased cost was also affected by an increase of $22.0 million in the average balance of deposits to $221.1 million during this same time frame. The increase in the average balance and average cost during this period reflects growth in certificate of deposit accounts and the introduction of a new, higher-cost money market deposit account product during 2006.

Interest expense on borrowed funds increased $5,000 primarily due to an increase in the average rate to 4.80% from 4.54% during the three months ended June 30, 2007 and 2006, respectively. The increase in the average rate reflects rising market rates during 2006. The borrowed funds consist of advances from the Federal Home Loan Bank and securities sold under agreement to repurchase. The average balance of borrowed funds decreased $110,000 to $10.5 million for the three months ended June 30, 2007 compared to the same period in 2006.

Provision for Loan Losses: The provision for loan losses is determined by management as the amount needed to replenish the allowance for loan losses, after net charge-offs have been deducted, to a level considered adequate to absorb inherent losses in the loan portfolio, in accordance with accounting principles generally accepted in the United States of America.

The allowance for loan losses decreased to $1.8 million at June 30, 2007 from $1.9 million at December 31, 2006. Net charge-offs increased to $32,000 during the second quarter of 2007 compared to net recoveries of $21,000 during the second quarter of 2006. There was no provision for loan losses made during the second quarter of 2007 or 2006, which reflects the decrease in nonperforming loans and watch list credits. Refer to the following table regarding nonperforming assets.

	June 30, 2007	December 31, 2006
	(Dollars in thousands)
Non-accruing loans:
One-to-four family residential	$575	$435
Commercial and agricultural real estate	176	759
Commercial and agricultural business	71	45
Home equity/Home improvement	69	100
Automobile	-	1
Other consumer	9	8
Total	$900	$1,348

Accruing loans delinquent more than 90 days:
One-to-four family residential	$21	$-
Other consumer	18	4
Total	$39	$4

Foreclosed assets:
One-to-four family residential	$63	$37
Commercial and agricultural real estate	299	115
Total	$362	$152

Total nonperforming assets	$1,301	$1,504

Total as a percentage of total assets	0.47%	0.56%

The decrease in commercial and agricultural real estate non-accruing loans reflects the payoff of a $660,000 non-accruing loan during the second quarter of 2007. The following table shows the aggregate principal amount of potential problem credits on the Company’s watch list at June 30, 2007 and December 31, 2006. The decrease in substandard credits reflects the payoff of the commercial loan noted above. All non-accruing loans are automatically placed on the watch list.

	June 30, 2007	December 31, 2006
	(In thousands)
Special Mention credits	$2,316	$2,439
Substandard credits	1,992	2,724
Total watch list credits	$4,308	$5,163

Other Income: Total other income for the three months ended June 30, 2007 increased $39,000 from the same period in 2006. The increase in other income is mostly due to increases of $48,000 in commission income, $27,000 in service charges on deposit accounts, and $12,000 in trust income, partially offset by a decrease in net mortgage banking operations. Brokerage commissions have increased due to a continued growth in the number of accounts and favorable market conditions. Service charges on deposits have increased primarily due to deposit growth and an increase in electronic services. The increase in trust income reflects an increase in farm management fees, as well as a growth in accounts. The decrease in mortgage banking operations is due to a reduction in loan sales and an increase in the amortization of mortgage servicing rights. Loan sales have decreased as the Company has decided to retain a portion of fixed-rate real estate loans in its portfolio. This decrease in loan sales, as well as regular principal payments, has decreased the balance of loans serviced for the secondary market and resulted in higher amortization expense.

Other Expenses: Total other expenses for the three months ended June 30, 2007 increased $52,000 from the same period in 2006. The increase in other expenses reflects increases of $55,000 in salaries and benefits and $14,000 in postage and office supplies, partially offset by a decrease of $29,000 in real estate owned expenses. The increase in salaries and benefits expense reflects annual wage and cost increases, higher brokerage commissions, and additional staffing. Full-time equivalent employees increased to 116 at June 30, 2007 from 115 at June 30, 2006. In order to grow the trust department and fee income, the Company hired an additional, experienced trust officer during the first quarter of 2007. The decrease in real estate owned expense reflects a decrease in the amount of losses from the sale of real estate owned.

Income Taxes: The provision for income taxes decreased $80,000 during the three months ended June 30, 2007, compared to the three months ended June 30, 2006. The provision reflects a decrease in taxable income and the effect of state income tax benefits.

Comparison of Operating Results for the Six Months Ended June 30, 2007 and 2006

General: The Company reported net income for the six months ended June 30, 2007, of $306,000, or $0.15 per share, basic and diluted, compared to net income of $615,000, or $0.31 per share, basic and diluted, for the six months ended June 30, 2006. Net income decreased $309,000 during the six months ended June 30, 2007 compared to the same period of 2006, primarily due to a decrease of $460,000 in net interest income and an increase of $133,000 in other expense, partially offset by decreases of $30,000 in the provision for loan losses and $235,000 in income taxes and an increase of $19,000 in other income.

Interest Income: Total interest income increased $775,000 during the six months ended June 30, 2007, compared to the same period in 2006. The increase in interest income was due to increases in interest income of $541,000 on loans, $122,000 on investments, $85,000 on mortgage-backed securities, and $27,000 on other investments.

The increase of $541,000 in interest income on loans was due to both an increase in the average balance and the average yield of the loan portfolio. The average balance of loans increased $11.5 million to $158.6 million during the first six months of 2007 compared to the same period of 2006. The growth in the average balance of loans is primarily due to an increased emphasis on commercial lending and an increase in fixed-rate residential real estate loans. In order to increase income, the Company has decided to retain a portion of fixed-rate residential real estate loans in the portfolio, rather than selling them to the secondary market. Interest income also benefited from an increase in the average yield of the loan portfolio to 7.02% from 6.83% for the six months ended June 30, 2007 and 2006, respectively.

The increase of $122,000 in investment income was primarily due to an increase in the average yield on the investment portfolio. The average yield on investments increased 30 basis points to 4.00% for the six months ended June 30, 2007 compared to the same period of 2006, which reflects a general increase in market rates and an increase in higher-yielding municipal securities. The average balance remained steady at $82.5 million during the first six months of 2007 and 2006.

The $85,000 increase in interest income on mortgage-backed securities was mostly due to an increase in the average balance of these securities. The average balance of mortgage-backed securities increased $2.9 million to $11.4 million during the six months ended June 30, 2007 compared to the same period in 2006. Interest income also benefited from an increase of 41 basis points in the average yield of mortgage-backed securities during this same time frame.

Interest income on other investments, consisting of interest bearing deposit accounts, increased $27,000 during the first six months of 2007 compared to the first six months of 2006. The increase in interest income was due to increases in the average balance and average yield of these accounts. The average yield on these accounts increased to 5.09% from 3.88% during the six months ended June 30, 2007 and 2006, respectively. The increase of $663,000 in the average balance of these accounts also contributed to the increased interest income.

Interest Expense: Total interest expense increased $1.2 million for the six months ended June 30, 2007 compared to the same period in 2006. The increase in interest expense was due to an increase of $1.3 million in the cost of deposits partially offset by a decrease of $18,000 in the cost of borrowed funds.

The $1.3 million increase in the cost of deposits was primarily due to an increase in the average rate. The average rate increased to 3.76% during the six months ended June 30, 2007 from 2.87% during the six months ended June 30, 2006. The 89 basis point increase reflects the increase in short-term market rates during 2006 and the competitive nature of the local markets. The increased cost was also affected by an increase of $19.0 million in the average balance of deposits to $220.7 million during this same time frame. The increase in the average balance and average cost during this period reflects growth in certificate of deposit accounts and the introduction of a new, higher-cost money market deposit account product during 2006.

Interest expense on borrowed funds decreased $18,000 primarily due to a $1.4 million decrease in the average balance to $9.1 million during the first six months of 2007. The decreased cost was partially offset by an increase in the average rate to 4.72% from 4.42% during this same time frame. The borrowed funds consist of advances from the Federal Home Loan Bank and securities sold under agreement to repurchase.

Provision for Loan Losses: The provision for loan losses is determined by management as the amount needed to replenish the allowance for loan losses, after net charge-offs have been deducted, to a level considered adequate to absorb probable losses in the loan portfolio, in accordance with accounting principles generally accepted in the United States of America.

	6 Months Ended
	June 30, 2007	June 30, 2006
	(In thousands)
Balance at beginning of period	$1,864	$1,846
Charge-offs:
One-to-four family residential	30	55
Commercial and agricultural business	8	16
Home equity/home improvement	38	20
Automobile	-	1
Other Consumer	34	5
Total	110	97
Recoveries:
One-to-four family residential	3	73
Commercial and agricultural real estate	-	8
Home equity/home improvement	2	2
Automobile	5	6
Other Consumer	17	12
Total	27	101
Net loan charge-offs (recoveries)	83	(4)
Additions charged to operations	30	60
Balance at end of period	$1,811	$1,910

The provision for loan losses decreased to $30,000 during the six months ended June 30, 2007 from $60,000 during the first six months of 2006. The allowance for loan losses decreased to $1.8 million at June 30, 2007 from $1.9 million at December 31, 2006. The decrease is the result of net charge-offs exceeding the provision for loan losses. The increase in net charge-offs to $83,000 during the first six months of 2007 is mostly due to a decrease in recoveries from the same period of 2006. The decrease in the provision during 2007 reflects the decreases in nonperforming loans and watch list credits.

Other Income: Total other income increased $19,000 for the six months ended June 30, 2007 compared to the same time period in 2006. The increase in other income is primarily due to increases of $44,000 in service charges on deposits, $42,000 in commission income, and $23,000 in trust income, partially offset by a decrease of $89,000 in net mortgage banking operations. Service charges on deposits have increased primarily due to deposit growth and an increase in electronic services. Brokerage commissions have increased due to a continued growth in the number of accounts and favorable market conditions. The increase in trust income reflects an increase in farm management fees, as well as a growth in accounts. The decrease in mortgage banking operations is due to a reduction in loan sales and an increase in the amortization of mortgage servicing rights.

Other Expenses: Total other expenses increased $133,000 during the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The increase in other expenses reflects increases of $124,000 in salaries and benefits expense and $37,000 in postage and office supplies, partially offset by a decrease of $36,000 in real estate owned expense. The increase in salaries and benefits expense is mostly due to annual wage and cost increases, higher brokerage commissions, and additional staffing. The decrease in real estate owned expense reflects a decrease in the amount of losses from the sale of real estate owned.

Income Taxes: The provision for income taxes decreased $235,000 during the six months ended June 30, 2007, compared to the six months ended June 30, 2006. The provision reflects a decrease in taxable income and the effect of state income tax benefits.

Liquidity and Capital Resources: The Company’s most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company’s operating, financing, and investing activities. At June 30, 2007 and December 31, 2006, cash and cash equivalents totalled $5.0 million and $9.3 million, respectively. The Company’s primary sources of funds include principal and interest repayments on loans (both scheduled and prepayments), maturities and calls of investment securities and principal repayments from mortgage-backed securities (both scheduled and prepayments). During the past twelve months, the most significant sources of funds have been deposit growth, investment calls and principal payments, advances from the FHLB, and loan sales to the secondary market. These funds have been used for new loan originations and investment purchases.

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

Liquidity management is both a short-term and long-term responsibility of management. The Company adjusts its investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) projected purchases of investment and mortgage-backed securities, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) liquidity of its asset-liability management program. Excess liquidity is generally invested in interest-earning overnight deposits and other short-term U.S. Agency obligations. If the Company requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB. The Company may borrow from the FHLB under a blanket agreement which assigns all investments in FHLB stock as well as qualifying first mortgage loans equal to 150% of the outstanding balance as collateral to secure the amounts borrowed. This borrowing arrangement is limited to a maximum of 30% of the Company’s total assets or twenty times the balance of FHLB stock held by the Company. At June 30, 2007, the Company had outstanding advances of $7.0 million. In addition, the Company had approximately $15.2 million available to it under the FHLB borrowing arrangement.

The Company maintains minimum levels of liquid assets as established by the Board of Directors. The Company’s liquidity ratios at June 30, 2007 and December 31, 2006 were 30.3 % and 31.0%, respectively. These ratios represent the volume of short-term liquid assets as a percentage of net deposits and borrowings due within one year.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above. The following table summarizes these commitments at June 30, 2007 and December 31, 2006.

	June 30, 2007	December 31, 2006
	(Dollars in thousands)
Commitments to fund loans	$33,608	$27,347
Standby letters of credit	53	14

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined). Management believes, at June 30, 2007, that the Bank meets all its capital adequacy requirements.

Under Illinois law, Illinois-chartered savings banks are required to maintain a minimum core capital to total assets ratio of 3%. The Illinois Commissioner of Savings and Residential Finance (the Commissioner) is authorized to require a savings bank to maintain a higher minimum capital level if the Commissioner determines that the savings bank’s financial condition or history, management or earnings prospects are not adequate. If a savings bank’s core capital ratio falls below the required level, the Commissioner may direct the savings bank to adhere to a specific written plan established by the Commissioner to correct the savings bank’s capital deficiency, as well as a number of other restrictions on the savings bank’s operations, including a prohibition on the declaration of dividends by the savings bank’s board of directors. At June 30, 2007, the Bank’s core capital ratio was 7.14% of total average assets, which exceeded the required amount.

The Bank is also required to maintain regulatory capital requirements imposed by the Federal Deposit Insurance Corporation. The Bank’s actual ratios at June 30, 2007 and the required minimums to be considered adequately capitalized are shown in the table below. In order to be considered well-capitalized, the Bank must maintain: (i) Tier 1 Capital to Average Assets of 5.0%, (ii) Tier 1 Capital to Risk-Weighted Assets of 6.0%, and (iii) Total Capital to Risk-Weighted Assets of 10.0%.

	June 30, 2007	December 31, 2006	Minimum
	Actual	Actual	Required
Tier 1 Capital to Average Assets	7.14%	7.45%	4.00%
Tier 1 Capital to Risk-Weighted Assets	11.22%	11.25%	4.00%
Total Capital to Risk-Weighted Assets	12.26%	12.34%	8.00%

Future capital levels should benefit from the decision of the Company’s parent company, Jacksonville Bancorp, MHC, to waive its right to receive dividends. The mutual holding company has received approval from its primary regulator, the Office of Thrift Supervision, for such waivers through the quarter ended September 30, 2007.

Effect of Inflation and Changing Prices: The consolidated financial statements and related financial data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars, without considering the change in relative purchasing power of money over time due to inflation. The impact of inflation is reflected in increased cost of the Company’s operations. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

The following table sets forth the average balances and interest rates (costs) on the Company’s assets and liabilities during the periods presented.

Consolidated Average Balance Sheet and Interest Rates
(Dollars in thousands)
	Three Months Ended June 30,
	2007			2006
	Average			Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earnings assets:
Loans	$159,589	$2,845	7.13%	$147,776	$2,557	6.92%
Investment securities	83,041	828	3.99%	83,405	774	3.71%
Mortgage-backed securities	12,691	154	4.87%	8,345	94	4.53%
Other	1,641	28	6.70%	1,425	16	4.41%
Total interest-earning assets	256,962	3,855	6.00%	240,951	3,441	5.71%

Non-interest earnings assets	-			17,818
Total assets	$256,962			$258,769

Interest-bearing liabilities:
Deposits	$221,067	$2,105	3.81%	$199,099	$1,532	3.08%
Other borrowings	10,507	126	4.80%	10,617	121	4.54%
Total interest-bearing liabilities	231,574	2,231	3.85%	209,716	1,653	3.15%

Non-interest bearing liabilities	22,179			29,236
Stockholders' equity	21,227			19,817

Total liabilities/stockholders' equity	$274,980			$258,769

Net interest income		$1,624			$1,788

Interest rate spread (average yield earned
minus average rate paid)			2.15%			2.56%

Net interest margin (net interest income
divided by average interest-earning assets)			2.53%			2.97%

The following table sets forth the changes in rate and changes in volume of the Company’s interest earning assets and liabilities.

Analysis of Volume and Rate Changes
(In thousands)
Three Months Ended June 30,
	2007 Compared to 2006
	Increase(Decrease) Due to
	Rate	Volume	Net

Interest-earnings assets:
Loans	$79	$209	$288
Investment securities	58	(4)	54
Mortgage-backed securities	7	53	60
Other	9	3	12
Total net change in income on
interest-earning assets	153	261	414

Interest-bearing liabilities:
Deposits	390	183	573
Other borrowings	6	(1)	5
Total net change in expense on
interest-bearing liabilities	396	182	578

Net change in net interest income	$(243)	$79	$(164)

The following table sets forth the average balances and interest rates (costs) on the Company’s assets and liabilities during the periods presented.

Consolidated Average Balance Sheet and Interest Rates
(Dollars in thousands)
	Six Months Ended June 30,
	2007			2006
	Average			Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earnings assets:
Loans	$158,610	$5,568	7.02%	$147,126	$5,027	6.83%
Investment securities	82,482	1,648	4.00%	82,522	1,526	3.70%
Mortgage-backed securities	11,370	269	4.73%	8,519	184	4.32%
Other	2,345	59	5.09%	1,682	32	3.88%
Total interest-earning assets	254,807	7,544	5.92%	239,849	6,769	5.64%

Non-interest earnings assets	17,883			17,781
Total assets	$272,690			$257,630

Interest-bearing liabilities:
Deposits	$220,731	$4,146	3.76%	$201,761	$2,893	2.87%
Other borrowings	9,087	214	4.72%	10,518	232	4.42%
Total interest-bearing liabilities	229,818	4,360	3.79%	212,279	3,125	2.94%

Non-interest bearing liabilities	21,673			25,477
Stockholders' equity	21,199			19,874

Total liabilities/stockholders' equity	$272,690			$257,630

Net interest income		$3,184			$3,644

Interest rate spread (average yield earned
minus average rate paid)			2.13%			2.70%

Net interest margin (net interest income
divided by average interest-earning assets)			2.50%			3.04%

The following table sets forth the changes in rate and changes in volume of the Company’s interest earning assets and liabilities.

Analysis of Volume and Rate Changes
(In thousands)
Six Months Ended June 30,
	2007 Compared to 2006
	Increase(Decrease) Due to
	Rate	Volume	Net

Interest-earnings assets:
Loans	$141	$400	$541
Investment securities	123	(1)	122
Mortgage-backed securities	18	67	85
Other	12	15	27
Total net change in income on
interest-earning assets	294	481	775

Interest-bearing liabilities:
Deposits	961	292	1,253
Other borrowings	15	(33)	(18)
Total net change in expense on
interest-bearing liabilities	976	259	1,235

Net change in net interest income	$(682)	$222	$(460)

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

The following table shows projected results at June 30, 2007 and December 31, 2006 of the impact on net interest income from an immediate change in interest rates, as well as the benchmarks established by the ALCO. The results are shown as a dollar and percentage change in net interest income over the next twelve months.

	Change in Net Interest Income
	(Dollars in thousands)
	June 30, 2007			December 31, 2006			ALCO
Rate Shock:	$	Change	% Change	$	Change	% Change	Benchmark
+ 200 basis points		(229)	-3.56%		(636)	-9.23%	> (20.00)%
+ 100 basis points		(22)	-0.34%		(425)	-6.17%	> (12.50)%
- 100 basis points		280	4.34%		(69)	-1.00%	> (12.50)%
- 200 basis points		334	5.18%		21	0.31%	> (20.00)%

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

JACKSONVILLE BANCORP, INC.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days prior to filing date of this report, that the Company’s disclosure controls and procedures (as defined by the Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls

There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of the foregoing evaluation.

PART II - OTHER INFORMATION

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Changes in Securities and Stock Purchases

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Company’s annual meeting of stockholders held on April 24, 2007, the following matters were submitted to a vote:

1.	The election of the following persons as directors for a three-year term:
	Name	Votes For	Votes Withheld
	Andrew F. Applebee	1,792,052	610
	Emily J. Osburn	1,792,542	120
	Harvey D. Scott, III	1,792,642	20

2.	The ratification of the appointment of BKD, LLP as auditors for the Company for the year ended December 31, 2007.
	Votes For	Against	Abstain
	1,790,844	131	1,687

Item 5.	Other Information

None.

Item 6.	Exhibits

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

JACKSONVILLE BANCORP, INC. Registrant

Date: 08/07/2007	By:	/s/ Richard A. Foss
Richard A. Foss
President and Chief Executive Officer

By:	/s/ Diana S. Tone
Diana S. Tone
Chief Financial Officer

EXHIBITS