Form 10QSB
period 2007-09-30
JACKSONVILLE BANCORP INC
filed 2007-11-08
CIK 1172097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007
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

As of October 31, 2007, there were 1,986,804 shares (*) of the Registrant’s common stock issued and outstanding.

(*)  As of October 31, 2007, 1,038,738 shares were owned by Jacksonville Bancorp, M.H.C., the Company’s mutual holding company parent.

JACKSONVILLE BANCORP, INC.

FORM 10-QSB

SEPTEMBER 30, 2007
TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets	1

	Condensed Consolidated Statements of Income	2

	Condensed Consolidated Statement of Stockholders’ Equity	3

	Condensed Consolidated Statements of Cash Flows	4-5

	Notes to the Condensed Consolidated Financial Statements	6-10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23-24

Item 4.	Controls and Procedures	25

PART II	OTHER INFORMATION	26

Item 1.	Legal Proceedings
Item 2.	Changes in Securities and Stock Purchases
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

	Signatures	27

EXHIBITS

	Section 302 Certifications
	Section 906 Certification

PART I – FINANCIAL INFORMATION

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
ASSETS	2007	2006
	(Unaudited)

Cash and cash equivalents	$6,074,623	$9,330,566
Investment securities - available-for-sale	75,686,635	78,491,564
Mortgage-backed securities - available-for-sale	11,705,145	8,210,466
Federal Home Loan Bank stock	1,108,606	1,108,606
Other investments	333,871	378,249
Loans receivable - net of allowance for loan losses of $1,789,076 and $1,864,497 as of September 30, 2007 and December 31, 2006	171,104,697	154,837,699
Loans held for sale	883,147	425,851
Premises and equipment - net	6,364,263	6,555,761
Accrued interest receivable	2,925,536	1,943,390
Goodwill	2,726,567	2,726,567
Core deposit intangible	59,793	119,586
Capitalized mortgage servicing rights	958,427	1,039,649
Real estate owned	298,746	152,058
Income taxes receivable	-	21,001
Other assets	1,825,527	2,030,821

Total Assets	$282,055,583	$267,371,834

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities

Deposits	$239,338,129	$232,913,290
Other borrowings	15,838,407	9,034,879
Advance payments by borrowers for taxes and insurance	237,154	388,713
Accrued interest payable	1,195,318	1,082,334
Deferred compensation plan	2,332,466	2,273,301
Income taxes payable	29,832	-
Other liabilities	1,129,589	534,701
Total liabilities	260,100,895	246,227,218

Commitments and Contingencies

Stockholders' equity

Preferred stock, $0.01 par value - authorized 10,000,000 shares;
none issued and outstanding	-	-

Common stock, $0.01 par value - authorized 20,000,000 shares; issued and outstanding, 1,986,804 shares and 1,985,417 shares as of
September 30, 2007 and December 31, 2006, respectively	19,868	19,854

Additional paid-in capital	6,620,849	6,608,342

Retained earnings - substantially restricted	15,930,855	15,700,156

Accumulated other comprehensive loss	(616,884)	(1,183,736)
Total stockholders’ equity	21,954,688	21,144,616

Total Liabilities and Stockholders' Equity	$282,055,583	$267,371,834

See accompanying notes to the condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
INTEREST INCOME:
Loans	$3,029,917	$2,629,281	$8,597,765	$7,655,907
Investment securities	830,054	809,060	2,478,309	2,335,241
Mortgage-backed securities	150,618	86,626	419,385	270,803
Other	8,400	34,059	68,075	66,691
Total interest income	4,018,989	3,559,026	11,563,534	10,328,642
INTEREST EXPENSE
Deposits	2,148,198	1,765,888	6,293,988	4,658,883
Other borrowings	232,450	108,156	446,742	340,439
Total interest expense	2,380,648	1,874,044	6,740,730	4,999,322

NET INTEREST INCOME	1,638,341	1,684,982	4,822,804	5,329,320

PROVISION FOR LOAN LOSSES	20,000	-	50,000	60,000
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	1,618,341	1,684,982	4,772,804	5,269,320

OTHER INCOME:
Service charges on deposit accounts	235,465	234,980	710,022	665,619
Commission income	209,168	160,693	670,756	580,663
Loan servicing fees	82,355	89,379	254,561	268,862
Mortgage banking operations, net	(9,477)	14,222	(51,978)	61,049
Gains (losses) on sales of securities	2,587	(16,778)	2,617	(16,778)
Trust income	18,226	16,430	69,497	45,038
Other	29,544	15,693	75,060	53,752
Total other income	567,868	514,619	1,730,535	1,658,205
OTHER EXPENSES:
Salaries and employee benefits	1,282,659	1,210,497	3,804,175	3,608,380
Occupancy and equipment	272,222	289,324	808,490	814,138
Data processing	109,832	115,318	322,619	331,397
Legal and accounting	38,087	39,528	109,839	118,250
Postage and office supplies	69,228	68,821	226,386	189,352
Advertising	36,755	35,251	92,039	93,330
Real estate owned, net	3,127	27,805	4,765	65,230
Other	218,521	224,227	657,101	652,945
Total other expenses	2,030,431	2,010,771	6,025,414	5,873,022

INCOME BEFORE INCOME TAXES	155,778	188,830	477,925	1,054,503

INCOME TAXES	18,042	19,933	33,909	270,608

NET INCOME	$137,736	$168,897	$444,016	$783,895

NET INCOME PER COMMON SHARE, BASIC	$0.07	$0.09	$0.22	$0.40

NET INCOME PER COMMON SHARE, DILUTED	$0.07	$0.08	$0.22	$0.39

See accompanying notes to condensed consolidated financial statements

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

				Accumulated
		Additional		Other	Total
	Common	Paid-in	Retained	Comprehensive	Stockholders'	Comprehensive
(Unaudited)	Stock	Capital	Earnings	Loss	Equity	Income

BALANCE, DECEMBER 31, 2006	$19,854	$6,608,342	$15,700,156	$(1,183,736)	$21,144,616

Net Income	-	-	444,016	-	444,016	$444,016

Other comprehensive income -change in
net unrealized losses on securities
available for sale, net of taxes of $291,125	-	-	-	565,125	565,125	565,125
Less: Reclassification adjustment for gains
included in net income, net of tax $890	-	-	-	1,727	1,727	1,727
Comprehensive Income						$1,010,868

Exercise of stock options	26	24,599	-	-	24,625
Tax benefit related to stock options exercised	-	1,375	-	-	1,375
Purchase and retirement of common stock	(12)	(14,982)	-	-	(14,994)
Compensation expense for stock options	-	1,515	-	-	1,515
Dividends ($0.225 per share)	-	-	(213,317)	-	(213,317)

BALANCE, SEPTEMBER 30, 2007	$19,868	$6,620,849	$15,930,855	$(616,884)	$21,954,688

See accompanying notes to condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2007	2006
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$444,016	$783,895
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, amortization and accretion:
Premises and equipment	323,966	346,316
Accretion of loan fees and discounts, net	-	(39,559)
Amortization of investment premiums and discounts, net	(5,592)	10,185
Amortization of intangible assets	59,793	59,793
Compensation expense related to stock options	1,515	2,308
Provision for loan losses	50,000	60,000
Mortgage banking operations, net	51,978	(61,049)
(Gains) losses on sales of real estate owned	(22,098)	14,670
(Gains) losses on sales of securities	(2,617)	16,778
Changes in income taxes receivable (payable)	50,833	(139,204)
Changes in other assets and liabilities	(289,627)	(402,610)
Net cash provided by operations before loan sales	662,167	651,523
Origination of loans for sale to secondary market	(4,498,764)	(13,030,056)
Proceeds from sales of loans to secondary market	4,025,398	13,067,552
Net cash provided by operating activities	188,801	689,019

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment and mortgage-backed securities	(10,438,270)	(6,453,061)
Maturity or call of investment securities available-for-sale	3,815,400	3,000,000
Proceeds from sales of investment and mortgage-backed securities	5,376,744	3,728,196
Principal payments on mortgage-backed and investment securities	1,452,755	1,174,520
Proceeds from sales of other real estate owned	277,633	369,578
Increase in loans, net	(16,671,035)	(4,469,908)
Additions to premises and equipment	(132,468)	(158,181)

Net cash used in investing activities	(16,319,241)	(2,808,856)

		(Continued)

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2007	2006
	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$6,424,839	$8,197,174
Net increase (decrease) in other borrowings	6,803,528	(3,989,066)
Decrease in advance payments by borrowers for taxes/insurance	(151,559)	(151,591)
Exercise of stock options, net of tax benefit	26,000	148,026
Purchase and retirement of treasury stock	(14,994)	(17,920)
Dividends paid - common stock	(213,317)	(212,703)

Net cash provided by financing activities	12,874,497	3,973,920

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,255,943)	1,854,083

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,330,566	6,681,207

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,074,623	$8,535,290

ADDITIONAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest on deposits	$6,218,727	$4,446,391
Interest on other borrowings	409,019	355,352
Income taxes paid	88,000	520,200

NONCASH INVESTING AND FINANCING ACTIVITIES:
Real estate acquired in settlement of loans	$524,851	$318,787
Loans to facilitate sales of real estate owned	125,500	179,000

See accompanying notes to condensed consolidated financial statements

JACKSONVILLE BANCORP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	FINANCIAL STATEMENTS

The accompanying interim condensed consolidated financial statements include the accounts of Jacksonville Bancorp, Inc. and its wholly-owned subsidiary, Jacksonville Savings Bank (the “Bank”) and its wholly-owned subsidiary, Financial Resources Group (the “Company”).  All significant intercompany accounts and transactions have been eliminated.

In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of September 30, 2007 and the results of operations for the three and nine month periods ended September 30, 2007 and 2006.  The results of operations for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results which may be expected for the entire year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2006 filed as an exhibit to the Company’s 10-K filed in March 2007.  The accounting and reporting policies of the Company and its subsidiary conform to accounting principles generally accepted in the United States of America and to the prevailing practices within the banking industry.

Certain amounts included in the 2006 consolidated statements have been reclassified to conform to the 2007 presentation with no effect on net income or stockholders’ equity.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (FAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.”  FAS 159 allows companies to report selected financial assets and liabilities at fair value.  The changes in fair value are recognized in earnings and the assets and liabilities measured under this methodology are required to be displayed separately in the balance sheet.  The main intent of the Statement is to mitigate the difficulty in determining reported earnings caused by a “mixed-attribute model” (or reporting some assets at fair value and others using a different valuation attribute such as amortized cost).  The project is separated into two phases.  This first phase addresses the creation of a fair value option for financial assets and liabilities.  A second phase will address creating a fair value option for selected non-financial assets and liabilities.  FAS 159 is effective for all financial statements issued for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact, if any, the adoption of FAS 159 will have on its financial reporting and disclosures.

3.	EARNINGS PER SHARE

Earnings Per Share– Basic earnings per share is determined by dividing net income for the period by the weighted average number of common shares outstanding.  Diluted earnings per share considers the potential effects of the exercise of the outstanding stock options under the Company’s Stock Option Plans.

The following reflects earnings per share calculations for the basic and diluted methods:

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net income available to common shareholders	$137,736	$168,897	$444,016	$783,895

Basic potential common shares:
Weighted average shares outstanding	1,986,804	1,985,317	1,986,472	1,980,969

Diluted potential common shares:
Stock option equivalents	6,134	6,481	6,236	7,969
Diluted average shares outstanding	1,992,938	1,991,798	1,992,708	1,988,938

Basic earnings per share	$0.07	$0.09	$0.22	$0.40

Diluted earnings per share	$0.07	$0.08	$0.22	$0.39

4.	LOAN PORTFOLIO COMPOSITION

At September 30, 2007 and December 31, 2006, the composition of the Company’s loan portfolio was as follows:

	September 30, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to-four family residential	$51,175	29.9%	$40,635	26.2%
Commercial and agricultural	38,144	22.3%	39,592	25.6%
Multi-family residential	5,243	3.1%	5,877	3.8%
Total real estate loans	94,562	55.3%	86,104	55.6%
Commercial and agricultural business loans	36,962	21.6%	32,837	21.2%
Consumer loans:
Home equity/home improvement	29,700	17.4%	27,202	17.6%
Automobile	5,343	3.1%	5,275	3.4%
Other	6,346	3.7%	5,313	3.4%
Total consumer loans	41,389	24.2%	37,790	24.4%
Total loans receivable	172,913	101.1%	156,731	101.2%

Less:
Unearned discount and deferred loan fees, net	19	0.0%	29	0.0%
Allowance for loan losses	1,789	1.0%	1,864	1.2%
Total loans receivable, net	$171,105	100.0%	$154,838	100.0%

5.	INVESTMENT LOSSES

Declines in the fair value of available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  The declines in fair value are due to changes in market rates.  At September 30, 2007, the Company does not hold any investment securities that it considers to be other-than-temporarily impaired.  The following table shows the gross unrealized losses and fair value, aggregated by investment type and length of time that individual securities have been in a continuous loss position, at September 30, 2007.

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(In thousands)
State and political
organizations	$31	$4,928	$7	$2,070	$38	$6,998
U.S. government
and agencies	-	-	639	63,551	639	63,551
Subtotal	31	4,928	646	65,621	677	70,549

Mortgage-backed
securities	58	5,005	225	6,700	283	11,705

Total	$89	$9,933	$871	$72,321	$960	$82,254

6.	FEDERAL HOME LOAN BANK STOCK

The Company owns approximately $1.1 million of Federal Home Loan Bank stock.  During the third quarter of 2007, the Federal Home Loan Bank of Chicago received a Cease and Desist Order from their regulator, the Federal Housing Finance Board.  The draft order prohibits capital stock repurchases and redemptions until a time to be determined by the Federal Housing Finance Board.  With regard to dividends, the Federal Home Loan Bank will continue to assess their dividend capacity each quarter and make appropriate requests for approval.  Management performed an analysis and deemed the investment in FHLB stock was not impaired as of September 30, 2007.

7.	INCOME TAXES

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense for the nine months ended September 30, 2007 is shown below.

Computed at the statutory rate (34%)	$162,495
Increase (decrease) resulting from
Tax exempt interest	(89,887)
State income taxes, net	(54,007)
Other, net	15,308

Actual tax expense	$33,909

8.	COMMITMENTS AND CONTINGENCIES

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

Federal Home Loan Bank Stock

The Company owns approximately $1.1 million of Federal Home Loan Bank stock.  During the third quarter of 2007, the Federal Home Loan Bank of Chicago received a Cease and Desist Order from their regulator, the Federal Housing Finance Board.  The draft order prohibits capital stock repurchases and redemptions until a time to be determined by the Federal Housing Finance Board.  With regard to dividends, the Federal Home Loan Bank will continue to assess their dividend capacity each quarter and make appropriate requests for approval.  Management performed an analysis and deemed the investment in FHLB stock was not impaired as of September 30, 2007.

Critical Accounting Policies

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in preparing its financial statements in conformity with accounting principles generally accepted in the United States of America.  Actual results could differ significantly from those estimates under different assumptions and conditions.  Management believes the following discussion on the allowance for loan losses addresses our most critical accounting policy, which is most important to the portrayal of our financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Allowance for Loan Losses - The allowance for loan losses is a material estimate that is particularly susceptible to significant changes in the near term and is established through a provision for loan losses.  The allowance is based upon past loan experience and other factors which, in management’s judgment, deserve current recognition in estimating loan losses.  The evaluation includes a review of all loans on which full collectibility may not be reasonably assured.  Other factors considered by management include the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions and historical losses on each portfolio category.  In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties, which collateralize loans.  Management uses the available information to make such determinations.  If circumstances differ substantially from the assumptions used in making determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be affected.  While we believe we have established our existing allowance for loan losses in conformity with accounting principles generally accepted in the United States of America, there can be no assurance that regulators, in reviewing the Bank’s loan portfolio, will not request an increase in the allowance for loan losses.  Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that increases to the allowance will not be necessary if loan quality deteriorates.

Financial Condition

September 30, 2007 Compared to December 31, 2006

Total assets increased $14.7 million to $282.1 million at September 30, 2007, from the $267.4 million at December 31, 2006.  Net loans increased $16.3 million during this same time frame, primarily due to an increase in residential real estate loans.  The Company decided to retain a portion of fixed-rate real estate loans rather than selling them to the secondary market during 2007.  The loan growth was funded by a $3.3 million decrease in cash and cash equivalents and increases of $6.4 million in deposits and $6.8 million in other borrowings.  The increase in deposits primarily reflects a growth in transaction accounts during 2007, including $8.3 million in the new money market deposit account introduced during 2006.  Other borrowings increased primarily due to $6.0 million in additional advances from the Federal Home Loan Bank during 2007.

Stockholders’ equity increased $810,000 to $22.0 million at September 30, 2007.  The increase resulted primarily from net income of $444,000, offset by the payment of $213,000 in dividends, and a decrease of $567,000 in unrealized losses, net of tax, on available-for-sale securities.  The change in unrealized gains or losses on securities classified as available-for-sale is affected by market conditions, which can fluctuate daily.  Stockholders’ equity also benefited from the receipt of $12,000 from the exercise of stock options during the first nine months of 2007.  The $12,000 reflects the $25,000 received from the exercise of stock options, a $1,000 related tax benefit, and a $1,000 compensation expense related to options, which was partially offset by a $15,000 cost to acquire the shares underlying the options in open market purchases.

Results of Operations

Comparison of Operating Results for the Three Months Ended September 30, 2007 and 2006

General:  The Company reported net income for the three months ended September 30, 2007, of $138,000, or $0.07 per share of common stock, basic and diluted, compared to net income of $169,000, or $0.09 per share of common stock, basic, and $0.08 per share, diluted, for the three months ended September 30, 2006.  The decrease of $31,000 in net income is due to a decline of $47,000 in net interest income and increases of $20,000 in the provision for loan losses and $19,000 in other expense, partially offset by an increase of $53,000 in other income and a decrease of $2,000 in income taxes.

Interest Income:  Total interest income increased $460,000 during the three months ended September 30, 2007, compared to the same three months in 2006.  The increase is due to increases in interest income of $401,000 on loans, $64,000 on mortgage-backed securities, and $21,000 on investment securities, partially offset by a decrease of $26,000 in interest on other investments.

The $401,000 increase in interest income on loans is primarily due to a $21.5 million increase in the average balance of the loan portfolio to $169.9 million during the third quarter of 2007, compared to the same quarter of 2006.  The growth in the loan portfolio reflects an increased emphasis on commercial lending and an increase in fixed-rate residential real estate loans.  In order to increase interest income, the Company decided to retain a portion of fixed-rate residential real estate loans in the portfolio, rather than selling them into the secondary market.  The average yield of the loan portfolio increased to 7.13% from 7.09% for the third quarter of 2007 and 2006, respectively.

The $21,000 increase in interest income on investment securities reflects an increase in the average yield of the investment portfolio.  The average yield increased 16 basis points to 4.09% during the third quarter of 2007, which reflects a higher yield on reinvested funds.  While the average balance of the portfolio has decreased $1.3 million, the average balance of municipal securities has increased by $6.3 million during this same time frame.  Funds from investment maturities and sales have been reinvested into higher-yielding municipal securities.

Interest income on mortgage-backed securities increased $64,000 during the three months ended September 30, 2007, compared to the same period in 2006.  The increase reflects an increase of $4.1 million in the average balance of mortgage-backed securities to $12.3 million during the third quarter of 2007.  Interest income also benefited from an increase in the average yield to 4.90% from 4.23% during the three months ended September 20, 2007 and 2006, respectively.

Interest income on other investments, which consist of interest earning deposit accounts, decreased $26,000 during the three months ended September 30, 2007, compared to the same period in 2006.  The lower interest income from other investments is primarily due to a $1.9 million decrease in the average balance of these investments, as the funds have been used to fund loan growth.  The average yield of these funds decreased to 4.59% from 5.11% during the third quarters of 2007 and 2006, respectively.

Interest Expense:  Total interest expense for the three months ended September 30, 2007 increased $507,000 from the same period in 2006.  The higher interest expense reflects increases of $382,000 in the cost of deposits and $125,000 in the interest expense of other borrowings during this same time frame.

The increase in the cost of deposits was primarily due to an increase in the average rate.  The average rate increased to 3.89% during the three months ended September 30, 2007, from 3.38% during the three months ended September 30, 2006.  The 51 basis point increase reflects the increase of short-term market rates during 2006 and the competitive nature of the local markets.  The increased cost was also affected by an increase of $11.6 million in the average balance of deposits to $220.7 million during this same time frame.  The increase in the average balance and average cost during this period reflects growth in a higher-cost money market deposit account and in certificate of deposit accounts.

Interest paid on other borrowings increased $125,000, primarily due to an increase of $9.4 million in the average balance of borrowed funds.  The borrowed funds consist of advances from the Federal Home Loan Bank and securities sold under agreement to repurchase.  The increase in borrowed funds is primarily due to an increase of $8.1 million in the average balance of FHLB advances.  The average cost of borrowed funds increased to 4.99% from 4.70% during the three months ended September 30, 2007 and 2006, respectively.

Provision for Loan Losses:  The provision for loan losses is determined by management as the amount needed to replenish the allowance for loan losses, after net charge-offs have been deducted, to a level considered adequate to absorb probable losses in the loan portfolio, in accordance with accounting principles generally accepted in the United States of America.

The allowance for loan losses decreased $75,000 to $1.8 million at September 30, 2007 from $1.9 million at December 31, 2006.  Net charge-offs decreased to $42,000 from $45,000 during the third quarters of 2007 and 2006, respectively.  The provision for loan losses was $20,000 for the third quarter of 2007 compared with no provision for the third quarter of 2006.  The increase in the provision for loan losses is primarily due to the growth in the loan portfolio over the past twelve months.  The loan growth is primarily due to an increase in residential real estate.  This change in loan mix, as well as a decrease in nonperforming assets, has resulted in a decrease in the allowance for loan losses as a percentage of total loans.  Refer to the following table regarding nonperforming assets.

	September 30,2007	December 31, 2006
	(Dollars in thousands)
Non-accruing loans:
One-to-four family residential	$495	$435
Commerical and agricultural real estate	176	759
Commercial and agricultural business	28	45
Home equity/Home improvement	120	100
Automobile	-	1
Other consumer	13	8
Total	$832	$1,348

Accruing loans delinquent more than 90 days:
One-to-four family residential	$114	$-
Other consumer	1	4
Total	$115	$4

Foreclosed assets:
One-to-four family residential	$114	$37
Commercial and agricultural real estate	185	115
Automobile	4	-
Total	$303	$152

Total nonperforming assets	$1,250	$1,504

Total as a percentage of total assets	0.44%	0.56%

The decrease in commercial and agricultural real estate non-accruing loans reflects the payoff of a $660,000 non-accruing loan during the second quarter of 2007.  The following table shows the aggregate principal amount of potential problem credits on the Company’s watch list at September 30, 2007 and December 31, 2006.  The decrease in substandard credits reflects the payoff of the commercial loan noted above.  All non-accruing loans are automatically placed on the watch list.

	September 30, 2007	December 31, 2006
	(In thousands)
Special Mention credits	$3,009	$2,439
Substandard credits	1,878	2,724
Total watch list credits	$4,887	$5,163

Other Income:  Total other income increased $53,000 during the three months ended September 30, 2007, compared to the same period of 2006.  The increase in other income is primarily due to increases of $48,000 in commission income and $19,000 in gains on securities sales, partially offset by a decrease of $24,000 in net income from mortgage banking operations.  Brokerage commissions have grown due to a continued growth in accounts and favorable market conditions.  The increase in gains in securities sales is due to the recognition of $2,000 in gains during the third quarter of 2007 compared to losses of $17,000 recognized during the third quarter of 2006.  Approximately $5.4 million of securities have been sold during 2007 for gains with the proceeds used to purchase higher-yielding investments and to generate cash for loan originations.  The decrease in net income from mortgage banking operations is due to a reduction in loan sales and an increase in the amortization of mortgage servicing rights.  Loan sales have decreased as the Company has decided to retain a portion of fixed-rate real estate loans in its portfolio.  This decrease in sales, as well as regular payments, has decreased the balance of loans serviced for the secondary market and resulted in higher amortization expense.

Other Expenses:  Total other expenses increased $20,000 during the three months ended September 30, 2007 compared to the three months ended September 30, 2006.  The increase in other expenses was primarily due to an increase of $72,000 in salaries and benefits expense, partially offset by decreases of $25,000 in real estate owned expense and $17,000 in occupancy expense.  The increase in salaries and benefits expense reflects annual wage and cost increases, higher brokerage commissions, and additional staffing.  The decrease in other real estate expense reflects a decrease in the amount of losses on the sale of real estate owned.  The decrease in occupancy expense is primarily due to a reduction in building and equipment maintenance costs during the third quarter of 2007 compared to the third quarter of 2006.

Income Taxes:  The provision for income taxes decreased $2,000 during the three months ended September 30, 2007, compared to the three months ended September 30, 2006.  The provision reflects a decrease in taxable income and the effect of state income tax benefits.

Comparison of Operating Results for the Nine Months Ended September 30, 2007 and 2006

General:  The Company reported net income for the nine months ended September 30, 2007 of $444,000, or $0.22 per share, basic and diluted, compared to net income of $784,000, or $0.40 per share, basic and $0.39 per share, diluted, for the nine months ended September 30, 2006.  Net income decreased $340,000 during the nine months ended September 30, 2007 compared to the same period of 2006, due to a decrease of $507,000 in net interest income and an increase of $152,000 in other expense, partially offset by an increase of $72,000 in other income and decreases of $10,000 in the provision for loan losses and $237,000 in income taxes.

Interest Income:  Total interest income increased $1.2 million during the nine months ended September 30, 2007, compared to the same period in 2006.  The increase in interest income is due to increases in interest income of $942,000 on loans, $149,000 on mortgage-backed securities, $143,000 on investment securities, and $1,000 on other investments.

The increase in interest income on loans is due to both an increase in the average balance of the loan portfolio, as well as an increase in the average yield during the nine months ended September 30, 2007 compared to the same period of 2006.  The average balance of the loan portfolio increased $14.8 million to $162.4 million during the first nine months of 2007, reflecting an increased emphasis on commercial lending and an increase in residential real estate loans.  In order to increase interest income, the Company decided to retain a portion of fixed-rate residential real estate loans in its portfolio, rather than selling them to the secondary market.  The average yield of the loan portfolio increased to 7.06% from 6.92% for the nine months ended September 30, 2007 and 2006, respectively.

The $143,000 increase in investment income is primarily due to a 26 basis point increase in the average yield to 4.03% during the first nine months of 2007, compared to the same period in 2006.  The higher average yield reflects a general increase in market rates and an increase in higher-yielding municipal securities.  The increase in the average yield was partially offset by a $448,000 decrease in the average balance of investment securities to $82.0 million during the nine months ended September 30, 2007.

Interest income on mortgage-backed securities increased $149,000 during the nine months ended September 30, 2007, compared to the same period in 2006.  The increase in interest income on mortgage-backed securities is primarily due to a $3.3 million increase in the average balance to $11.7 million for the nine months ended September 30, 2007.  Interest income also benefited from a 50 basis point increase in the average yield to 4.79% from 4.29% for the comparative periods in 2007 and 2006, respectively.

Interest income on other investments, which consists of interest earning deposit accounts, increased $1,000 during the first nine months of 2007, as compared to the same period in 2006.  The increase is due to the net effect of a 60 basis point increase in the average yield, mostly offset by a decrease of $203,000 in the average balance of these accounts during this same time frame.  The average balance has decreased over this period as the loan portfolio has grown.

Interest Expense:  Total interest expense for the nine months ended September 30, 2007 increased $1.7 million from the same period in 2006.  The increase in interest expense was due to an increase in the cost of deposits of $1.6 million and an increase in interest expense on borrowed funds of $107,000 for the nine months ended September 30, 2007, compared to the same period in 2006.

The increase in the average cost of deposits is primarily due to a 79 basis point increase in the average rate of deposits to 3.80% during the first nine months of 2007, compared to 3.01% for the first nine months of 2006.  The increase in the average rate reflects the increase in short-term market rates during 2006 and 2007 and the competitive nature of the local markets.  The increased cost was also affected by an increase of $14.4 million in the average balance of deposits to $220.7 million during this same time frame.  The increase in the average balance and average cost during this period reflects growth in a higher-cost money market deposit and certificate of deposit accounts.

Interest paid on borrowings increased $107,000 during the nine months ended September 30, 2007, compared to the same period in 2006.  The increase in interest paid is primarily due to a higher average balance of borrowed funds of $12.3 million compared to $10.1 million for the first nine months of 2007 and 2006, respectively.  The higher balance of borrowed funds is mostly due to an increase in advances from the FHLB, which averaged $8.0 million during the first nine months of 2007.  The remainder of borrowed funds consists of securities sold under agreements to repurchase.  In addition, the average cost of borrowings increased to 4.86% for the nine months ended September 30, 2007 from 4.50% for the same period in 2006.

Provision for Loan Losses:  The provision for loan losses is determined by management as the amount needed to replenish the allowance for loan losses, after net charge-offs have been deducted, to a level considered adequate to absorb probable losses in the loan portfolio, in accordance with accounting principles generally accepted in the United States of America.

	9 Months Ended
	September 30, 2007	September 30, 2006
	(In thousands)
Balance at beginning of period	$1,864	$1,846
Charge-offs:
One-to-four family residential	63	55
Commercial and agricultural real estate	-	30
Commercial and agricultural business	8	16
Home equity/home improvement	49	61
Automobile	-	2
Other Consumer	38	15
Total	158	179
Recoveries:
One-to-four family residential	5	76
Commercial and agricultural real estate	-	8
Home equity/home improvement	2	33
Automobile	7	7
Other Consumer	19	14
Total	33	138
Net loans charged off	125	41
Provision expense	50	60
Balance at end of period	$1,789	$1,865

The provision for loan losses decreased to $50,000 from $60,000 during the nine months ended September 30, 2007 and 2006, respectively.  The provisions were made to bring the allowance for loan losses to a level deemed adequate following management’s evaluation of the repayment capacity and collateral protection afforded by each problem credit identified by management.  Net charge-offs increased to $125,000 during the first nine months of 2007 compared to net charge-offs of $41,000 during the first nine months of 2006.  The allowance for loan losses decreased $75,000 to $1.8 million at September 30, 2007. The allowance for loan losses as a percentage of total loans has decreased during 2007 primarily due to loan growth.  This growth in the loan portfolio is mostly comprised of an increase in residential real estate loans.  This change in loan mix, as well as a decrease in nonperforming assets, has contributed to the decrease in the allowance for loan losses.

Other Income:  Total other income increased $72,000 during the nine months ended September 30, 2007, compared to the same period of 2006.  The increase in other income is primarily due to increases of $90,000 in brokerage commissions, $44,000 in service charges on deposits, and $24,000 in trust income, partially offset by a decrease of $113,000 in net income from mortgage banking operations.  Brokerage commissions continue to benefit from a growth in accounts and favorable market conditions.  The increase in service charges on deposits is due to deposit growth and an increase in electronic services.  The increase in trust income reflects a growth in trust accounts and an increase in farm management fees.  The decrease in net income from mortgage banking operations is due to a reduction in loan sales and an increase in the amortization of mortgage servicing rights.  Loan sales have decreased as the Company has decided to retain a portion of fixed-rate real estate loans in its portfolio.  This decrease in sales, as well as regular payments, has decreased the balance of loans serviced for the secondary market and resulted in higher amortization expense.

Other Expenses:  Total other expenses increased $152,000 during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.  The increase in other expense is mainly comprised of an increase of $196,000 in salaries and benefits expense partially offset by a decrease of $60,000 in real estate owned expense.  The increase in salaries and benefits expense is primarily due to annual wage and cost increases, increased brokerage commissions, and additional staffing.  In order to grow the trust department and fee income, the Company hired an additional, experienced trust officer during the first quarter of 2007.  The decrease in real estate owned expense is primarily due to higher gains from the sale of real estate owned.

Income Taxes:  The provision for income taxes decreased $237,000 during the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006.  The provision reflects a decrease in taxable income and the effect of state income tax benefits.

Liquidity and Capital Resources:  The Company’s most liquid assets are cash and cash equivalents.  The levels of these assets are dependent on the Company’s operating, financing, and investing activities.  At September 30, 2007 and December 31, 2006, cash and cash equivalents totalled $6.1 million and $9.3 million, respectively.  The Company’s primary sources of funds include principal and interest repayments on loans (both scheduled and prepayments), maturities and calls of investment securities and principal repayments from mortgage-backed securities (both scheduled and prepayments).  During the past twelve months, the most significant sources of funds have been deposit growth, advances from the Federal Home Loan Bank, and investment sales and maturities.  These funds have been used primarily for new loan originations.

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

Liquidity management is both a short-term and long-term responsibility of management.  The Company adjusts its investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) projected purchases of investment and mortgage-backed securities, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) liquidity of its asset-liability management program.  Excess liquidity is generally invested in interest-earning overnight deposits and other short-term U.S. Agency obligations.  If the Company requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB.  The Company may borrow from the FHLB under a blanket agreement which assigns all investments in FHLB stock as well as qualifying first mortgage loans equal to 150% of the outstanding balance as collateral to secure the amounts borrowed.  This borrowing arrangement is limited to a maximum of 30% of the Company’s total assets or twenty times the balance of FHLB stock held by the Company.  At September 30, 2007, the Company had outstanding advances of $10.0 million.  In addition, the Company had approximately $12.2 million available to it under the above-mentioned borrowing arrangement.

The Company maintains minimum levels of liquid assets as established by the Board of Directors.  The Company’s liquidity ratios at September 30, 2007 and December 31, 2006 were 27.3% and 31.0%, respectively.  These ratios represent the volume of short-term liquid assets as a percentage of net deposits and borrowings due within one year.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments.  The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above.  The following table summarizes these commitments at September 30, 2007 and December 31, 2006.

	September 30, 2007	December 31, 2006
	(In thousands)
Commitments to fund loans	$37,383	$27,347
Standby letters of credit	40	14

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined).  Management believes, at September 30, 2007 that the Bank meets all its capital adequacy requirements.

Under Illinois law, Illinois-chartered savings banks are required to maintain a minimum core capital to total assets ratio of 3%.  The Illinois Commissioner of Savings and Residential Finance (the Commissioner) is authorized to require a savings bank to maintain a higher minimum capital level if the Commissioner determines that the savings bank’s financial condition or history, management or earnings prospects are not adequate.  If a savings bank’s core capital ratio falls below the required level, the Commissioner may direct the savings bank to adhere to a specific written plan established by the Commissioner to correct the savings bank’s capital deficiency, as well as a number of other restrictions on the savings bank’s operations, including a prohibition on the declaration of dividends by the savings bank’s board of directors.  At September 30, 2007, the Bank’s core capital ratio was 6.99% of total average assets, which exceeded the required amount.

The Bank is also required to maintain regulatory capital requirements imposed by the Federal Deposit Insurance Corporation.  The Bank’s actual ratios at September 30, 2007 and the required minimums to be considered adequately capitalized are shown in the table below.  In order to be considered well-capitalized, the Bank must maintain: (i) Tier 1 Capital to Average Assets of 5.0%, (ii) Tier 1 Capital to Risk-Weighted Assets of 6.0%, and (iii) Total Capital to Risk-Weighted Assets of 10.0%.

	September 30, 2007	December 31, 2006	Minimum
	Actual	Actual	Required
Tier 1 Capital to Average Assets	6.99%	7.45%	4.00%
Tier 1 Capital to Risk-Weighted Assets	10.70%	11.25%	4.00%
Total Capital to Risk-Weighted Assets	11.69%	12.34%	8.00%

Future capital levels should benefit from the decision of the Company’s parent company, Jacksonville Bancorp, MHC, to waive its right to receive dividends.  The mutual holding company has received approval from its primary regulator, the Office of Thrift Supervision, for such waivers through the quarter ended September 30, 2007.  An application has been filed with the Office of Thrift Supervision to extend this approval through the quarter ended September 30, 2008.

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

Consolidated Average Balance Sheet and Interest Rates
(Dollars in thousands)
	Three Months Ended September 30,
	2007			2006
	Average			Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earnings assets:
Loans	$169,917	$3,030	7.13%	$148,401	$2,629	7.09%
Investment securities	81,182	830	4.09%	82,447	809	3.93%
Mortgage-backed securities	12,284	151	4.90%	8,189	87	4.23%
Other	732	8	4.59%	2,665	34	5.11%
Total interest-earning assets	264,115	4,019	6.09%	241,702	3,559	5.89%

Non-interest earnings assets	18,148			18,298
Total assets	$282,263			$260,000

Interest-bearing liabilities:
Deposits	$220,710	$2,148	3.89%	$209,130	$1,766	3.38%
Other borrowings	18,634	233	4.99%	9,200	108	4.70%
Total interest-bearing liabilities	239,344	2,381	3.98%	218,330	1,874	3.43%

Non-interest bearing liabilities	21,458			21,253
Stockholders' equity	21,461			20,417

Total liabilities/stockholders' equity	$282,263			$260,000

Net interest income		$1,638			$1,685

Interest rate spread (average yield earned
minus average rate paid)			2.11%			2.46%

Net interest margin (net interest income
divided by average interest-earning assets)			2.48%			2.79%

The following table sets forth the changes in rate and changes in volume of the Company’s interest earning assets and liabilities.

Analysis of Volume and Rate Changes
(In thousands)
Three Months Ended September 30,
	2007 Compared to 2006
	Increase(Decrease) Due to
	Rate	Volume	Net

Interest-earnings assets:
Loans	$17	$384	$401
Investment securities	34	(13)	21
Mortgage-backed securities	15	49	64
Other	(3)	(23)	(26)
Total net change in income on
interest-earning assets	63	397	460

Interest-bearing liabilities:
Deposits	281	101	382
Other borrowings	7	118	125
Total net change in expense on
interest-bearing liabilities	288	219	507

Net change in net interest income	$(225)	$178	$(47)

The following table sets forth the average balances and interest rates (costs) on the Company’s assets and liabilities during the periods presented.

Consolidated Average Balance Sheet and Interest Rates
(Dollars in thousands)
	Nine Months Ended September 30,
	2007			2006
	Average			Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earnings assets:
Loans	$162,379	$8,598	7.06%	$147,550	$7,656	6.92%
Investment securities	82,049	2,478	4.03%	82,497	2,335	3.77%
Mortgage-backed securities	11,674	420	4.79%	8,409	271	4.29%
Other	1,807	68	5.02%	2,010	67	4.42%
Total interest-earning assets	257,909	11,564	5.98%	240,466	10,329	5.73%

Non-interest earnings assets	17,972			17,954
Total assets	$275,881			$258,420

Interest-bearing liabilities:
Deposits	$220,724	$6,294	3.80%	$206,356	$4,659	3.01%
Other borrowings	12,269	447	4.86%	10,079	340	4.50%
Total interest-bearing liabilities	232,993	6,741	3.86%	216,435	4,999	3.08%

Non-interest bearing liabilities	21,507			21,694
Stockholders' equity	21,381			20,291

Total liabilities/stockholders' equity	$275,881			$258,420

Net interest income		$4,823			$5,330

Interest rate spread (average yield earned
minus average rate paid)			2.12%			2.65%

Net interest margin (net interest income
divided by average interest-earning assets)			2.49%			2.96%

The following table sets forth the changes in rate and changes in volume of the Company’s interest earning assets and liabilities.

Analysis of Volume and Rate Changes
(In thousands)
Nine Months Ended September 30,
	2007 Compared to 2006
	Increase(Decrease) Due to
	Rate	Volume	Net

Interest-earnings assets:
Loans	$159	$783	$942
Investment securities	156	(13)	143
Mortgage-backed securities	34	115	149
Other	8	(7)	1
Total net change in income on
interest-earning assets	357	878	1,235

Interest-bearing liabilities:
Deposits	1,293	342	1,635
Other borrowings	28	79	107
Total net change in expense on
interest-bearing liabilities	1,321	421	1,742

Net change in net interest income	$(964)	$457	$(507)

JACKSONVILLE BANCORP, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The following table shows projected results at September 30, 2007 and December 31, 2006 of the impact on net interest income from an immediate change in interest rates, as well as the benchmarks established by the ALCO.  The results are shown as a dollar and percentage change in net interest income over the next twelve months.

	Change in Net Interest Income
	(Dollars in thousands)
	September 30, 2007		December 31, 2006		ALCO
Rate Shock:	$ Change	% Change	$ Change	% Change	Benchmark
+ 200 basis points	13	0.20%	(636)	-9.23%	> (20.00)%
+ 100 basis points	172	2.65%	(425)	-6.17%	> (12.50)%
- 100 basis points	348	5.35%	(69)	-1.00%	> (12.50)%
- 200 basis points	450	6.92%	21	0.31%	> (20.00)%

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

PART II – OTHER INFORMATION

PART II – OTHER INFORMATION

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

JACKSONVILLE BANCORP, INC.
Registrant

Date: 11/07/2007	/s/ Richard A. Foss
Richard A. Foss
President and Chief Executive Officer

/s/ Diana S. Tone
Diana S. Tone
Chief Financial Officer