Form 10-K
period 2007-12-31
JACKSONVILLE BANCORP INC
filed 2008-03-25
CIK 1172097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal ended December 31, 2007.
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________.

Commission file number: 000-49792

JACKSONVILLE BANCORP, INC.
(Exact name of registrant as specified in its charter)

Federal	33-1002258
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1211 West Morton Avenue, Jacksonville, Illinois	62650
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (217) 245-41111

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.01 par value	The NASDAQ Stock Market, LLC

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
YES ☒    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES ☐     NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2007, as reported by the Nasdaq Capital Market, was approximately $10.6 million.

As of March 1, 2008, there was issued and outstanding 1,986,804 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

(1)	Proxy Statement for the 2008 Annual Meeting of Stockholders of the Registrant (Part III).
(2)	Annual Report to Stockholder (Part II and IV).

PART I

ITEM 1.    Business

General

Jacksonville Bancorp, Inc. is a Federal corporation.  On May 3, 2002, Jacksonville Savings Bank completed its reorganization into the two-tier form of mutual holding company ownership.  At that time each outstanding share of Jacksonville Savings Bank’s common stock was converted into a share of Jacksonville Bancorp’s common stock.  Our only significant asset is our investment in Jacksonville Savings Bank.  We are majority owned by Jacksonville Bancorp, MHC, a Federal-chartered mutual holding company.

Jacksonville Savings Bank is an Illinois-chartered savings bank headquartered in Jacksonville, Illinois.  We conduct our business from our main office and six branches, two of which are located in Jacksonville and one of which is located in each of the following Illinois communities: Virden, Chapin, Concord and Litchfield.  We were originally chartered in 1916 as a state-chartered savings and loan association and converted to a state-chartered savings bank in 1992.  We have been a member of the Federal Home Loan Bank System since 1932.  Our deposits are insured by the Federal Deposit Insurance Corporation.  At December 31, 2007, Jacksonville Bancorp had total assets of $288.5 million, total deposits of $245.7 million, and stockholders’ equity of $22.6 million.

We are a community-oriented savings bank engaged primarily in the business of attracting retail deposits from the general public in our market area and using such funds together with borrowings and funds from other sources to primarily originate mortgage loans secured by one- to four-family residential real estate and consumer loans.  We also originate commercial and agricultural real estate loans, multi-family real estate loans and commercial and agricultural business loans.  Additionally, we invest in United States Government agency securities, bank-qualified, general obligation municipal issues, and mortgage-backed securities primarily issued or guaranteed by the United States Government or agencies thereof, and maintains a portion of its assets in liquid investments, such as overnight funds at the Federal Home Loan Bank.

Our principal sources of funds are customer deposits, proceeds from sale of loans, funds received from the repayment and prepayment of loans and mortgage-backed securities, and the sale, call, or maturity of investment securities.  Principal sources of income are interest income on residential, commercial and consumer loans, interest on investments, commissions and fees.  Our principal expenses are interest paid on deposits, employee compensation and benefits and occupancy and equipment expense.

We operate an investment center at our main office.  The investment center is operated through Financial Resources Group, Inc., the Bank’s wholly-owned subsidiary.  The investment center is not anticipated to have a material effect on our ability to attract retail deposits.

Our principal executive office is located at 1211 W. Morton, Jacksonville, Illinois, and our telephone number at that address is (217) 245-4111.

Market Area and Competition

We are a community-oriented savings institution offering a range of retail banking services to residents of our market area.  Our market area is Morgan, Macoupin and Montgomery Counties, Illinois.  Management believes that our offices are located in communities that can generally be characterized as stable residential communities of predominantly one- to four-family residences.  Our market for deposits is concentrated in the communities surrounding our main office and six branches.  We are the largest independent financial institution headquartered in our primary market area.

The economy of our market area consists primarily of agriculture and related businesses, light industry and state and local government.  The largest employers in our primary market area are Pactiv Corporation, Passavant Area Hospital, and the State of Illinois.

We face significant competition in attracting deposits from commercial banks, other savings institutions and credit unions.  We face additional competition for deposits from short-term money market funds, other corporate and government securities funds and other financial institutions such as brokerage firms and insurance companies.  We also face significant competition in the origination of loans from savings institutions, mortgage banking companies, credit unions, insurance companies and commercial banks.

Lending Activities

General.  Historically, our principal lending activity has been the origination of mortgage loans for the purpose of financing or refinancing one- to four-family residential properties in our local market areas.  We also emphasize consumer lending, primarily the origination of home equity loans and loans secured by automobiles.  At December 31, 2007, our loans receivable totaled $177.7 million, of which $50.5 million, or 28.7% consisted of one- to four-family residential mortgage loans.  The remainder of our loans receivable at such date consisted of commercial and agricultural real estate loans (25.1%), multi-family residential loans (2.7%), commercial and agricultural business loans (20.8%), and consumer loans (23.7%).  Of the amount included in consumer loans, $30.1 million, or 17.1% of total loans consisted of home equity and home improvement loans.  During the year ended December 31, 2007 the loan portfolio increased to $177.7 million from $156.7 million at December 31, 2006.  One-to-four family residential real estate loans increased $9.8 million (24.2%), commercial and agricultural real estate loans increased $4.5 million (11.4%), and commercial and agricultural business loans increased $3.7 million (11.3%) during 2007.

We have made our interest-earning assets more interest rate sensitive by, among other things, originating variable interest rate loans, such as adjustable-rate mortgage loans and balloon loans with terms ranging from three to five years, as well as medium-term consumer loans and commercial business loans.  Our ability to originate adjustable-rate mortgage loans is substantially affected by market interest rates.

We originate fixed-rate residential mortgage loans secured by one- to four-family residential properties with terms up to 30 years.  We sell a significant portion of our one- to four-family fixed-rate residential mortgage loan originations directly to Freddie Mac.  We also sell one- to four-family fixed-rate residential mortgage loan originations to the Federal Home Loan Bank Mortgage Partnership Finance Program.  During 2007, we retained a portion of the fixed-rate residential loans in our portfolio.   During the years ended December 31, 2007 and 2006, we sold $10.2 million and $16.6 million of fixed-rate residential mortgage loans, respectively.  Loans are generally sold without recourse and with servicing retained.  At December 31, 2007 we were servicing approximately $129.9 million in loans for which it received servicing income of approximately $336,000 for the year ended December 31, 2007.

Analysis of Loan Portfolio

Set forth below are selected data relating to the composition of our loan portfolio, excluding loans held for sale, by type of loan as of the dates indicated.

	At December 31,
	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate loans:
One- to four-family residential (1)	$50,459	28.7%	$40,635	26.2%	$40,126	28.2%	$41,616	33.1%	$40,304	31.7%
Commercial and agricultural (1)	44,100	25.1	39,592	25.6	33,859	23.8	24,587	19.5	21,401	16.8
Multi-family residential	4,741	2.7	5,877	3.8	6,010	4.2	2,207	1.8	2,376	1.9
Total real estate loans	99,300	56.5	86,104	55.6	79,995	56.2	68,410	54.4	64,081	50.4

Commercial and agricultural business loans	36,539	20.8	32,837	21.2	28,679	20.2	26,227	20.8	29,763	23.4
Consumer loans:
Home equity/home improvement	30,087	17.1	27,202	17.6	26,382	18.5	24,322	19.3	23,614	18.6
Automobile	5,334	3.0	5,275	3.4	4,580	3.2	4,516	3.6	6,477	5.1
Other	6,402	3.6	5,313	3.4	4,657	3.3	4,380	3.5	5,545	4.4
Total consumer loans	41,823	23.7	37,790	24.4	35,619	25.0	33,218	26.4	35,636	28.1
Total loans receivable	177,662	101.0	156,731	101.2	144,293	101.4	127,855	101.6	129,480	101.9

Less:
Unearned premium on purchased loans, unearned discount and deferred loan fees, net	29	0.0	29	0.0	175	0.1	174	0.1	215	0.2
Allowance for loan losses	1,766	1.0	1,864	1.2	1,846	1.3	1,888	1.5	2,186	1.7
Total loans receivable, net	$175,867	100.0%	$154,838	100.0%	$142,272	100.0%	$125,793	100.0%	$127,079	100.0%
_________________________________
(1)	Includes a portion of real estate construction loans.

One- to Four-Family Mortgage Loans.  Our primary lending activity is the origination of one- to four-family, owner-occupied, residential mortgage loans secured by property located in our market area.  We generate loans through our marketing efforts, existing customers and referrals, real estate brokers, builders and local businesses.  We generally have limited our real estate loan originations to the financing of properties located within our market area.  At December 31, 2007, we had $50.5 million, or 28.7% of our net loan portfolio, invested in mortgage loans secured by one- to four-family residences.

We originate for resale to Freddie Mac and the Federal Home Loan Bank fixed-rate residential one- to four-family loans with terms of 15 years or more.  Our fixed-rate mortgage loans amortize monthly with principal and interest due each month.  Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option.  We offer fixed-rate one- to four-family mortgage loans with terms of up to 30 years.

We currently offer adjustable-rate mortgage loans for terms ranging up to 30 years.  We generally offer adjustable-rate mortgage loans that adjust every year from the date of origination, with interest rate adjustment limitations up to two percentage points per year and with a cap of up to six percentage points on interest rate increases over the life of the loan.  In a rising interest rate environment, such rate limitations may prevent adjustable-rate mortgage loans from repricing to market interest rates, which would have an adverse effect on net interest income.  We have used different interest indices for adjustable-rate mortgage loans in the past, and primarily use the one-year Constant Maturity Treasury Index.  Adjustable-rate mortgage loans secured by residential one- to four-family real estate totaled $8.9 million, or 17.7% of our total one- to four-family residential real estate loans receivable at December 31, 2007.  The origination of fixed-rate mortgage loans versus adjustable-rate mortgage loans is monitored on an ongoing basis and is affected significantly by the level of market interest rates, customer preference, our interest rate gap position and our competitors’ loan products.  During 2007, we originated $24.0 million of fixed-rate residential mortgage loans and $6.1 million of adjustable-rate mortgage and balloon loans.

The primary purpose of offering adjustable-rate mortgage loans is to make our loan portfolio more interest rate sensitive.  However, as the interest income earned on adjustable-rate mortgage loans varies with prevailing interest rates, such loans do not offer predictable cash flows in the same manner as long-term, fixed-rate loans.  Adjustable-rate mortgage loans carry increased credit risk associated with potentially higher monthly payments by borrowers as general market interest rates increase.  It is possible, that during periods of rising interest rates, that the risk of delinquencies and defaults on adjustable-rate mortgage loans may increase due to the upward adjustment of interest costs to the borrower, resulting in increased loan losses.

Our residential first mortgage loans customarily include due-on-sale clauses, which give us the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells or otherwise disposes of the underlying real property serving as security for the loan.  Due-on-sale clauses are a means of imposing assumption fees and increasing the interest rate on our mortgage portfolio during periods of rising interest rates.

When underwriting residential real estate loans, we review and verify each loan applicant’s income and credit history.  Management believes that stability of income and past credit history are integral parts in the underwriting process.  Generally, the applicant’s total monthly mortgage payment, including all escrow amounts, is limited to 28% of the applicant’s total monthly income.  In addition, total monthly obligations of the applicant, including mortgage payments, should not generally exceed 38% of total monthly income.  Written appraisals are generally required on real estate property offered to secure an applicant’s loan.  For fixed-rate real estate loans with loan to value (“LTV”) ratios of between 80% and 95%, we require private mortgage insurance.  We require fire and casualty insurance on all properties securing real estate loans.  We may require title insurance, or an attorney’s title opinion, as circumstances warrant.

Commercial and Agricultural Real Estate and Multi-Family Residential Real Estate Loans.  We originate commercial and agricultural real estate and multi-family residential real estate loans.  At December 31, 2007, $44.1 million, or 25.1%, of our total loan portfolio consisted of commercial and agricultural real estate loans and $4.7 million, or 2.7%, consisted of multi-family real estate loans.  During 2007, loan originations secured by commercial and agricultural real estate totaled $11.0 million, as compared to $11.8 million in 2006.  Our commercial and agricultural real estate loans are secured primarily by improved properties such as retail facilities and office buildings, farms, churches and other non-residential buildings.  At December 31, 2007, our commercial real estate loan portfolio included $1.4 million in loans secured by churches, $25.7 million in loans secured by land, and $17.0 million in loans secured by other commercial properties.  The maximum LTV ratio for commercial real estate loans we originate is 80%.  The largest commercial real estate loan had a principal balance of $3.1 million, all of which was secured by farmland.  At December 31, 2007, the largest multi-family residential real estate loan had a principal balance of $2.3 million.

Our underwriting standards for commercial and agricultural real estate and multi-family residential real estate loans include a determination on the applicant’s credit history and an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan.  The income approach is primarily utilized to determine whether income generated from the applicant’s business or real estate offered as collateral is adequate to repay the loan.  We review the value of the real estate offered as collateral in relation to the proposed loan amount.  Generally, the loan amount cannot be greater than 80% of the value of the real estate.  We usually obtain written appraisals from either licensed or certified appraisers on all multi-family, commercial, and agricultural real estate loans.  We assess the creditworthiness of the applicant by reviewing a credit report, financial statements and tax returns of the applicant, as well as obtaining other public records regarding the applicant.

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

Commercial and Agricultural Business Loans.  We originate commercial and agricultural business loans to borrowers located in its market area which are secured by collateral other than real estate or which can be unsecured.  We also purchase participations of commercial loans from other lenders, which may be outside our market area.  Such business loans are generally secured by equipment and inventory and generally are offered with adjustable rates and various terms of maturity.  We will originate unsecured business loans in those instances where the applicant’s financial strength and creditworthiness has been established.  Commercial and agricultural business loans generally bear higher interest rates than residential loans, but they also may involve a higher risk of default since their repayment is generally dependent on the successful operation of the borrower’s business.  We generally obtain personal guarantees from the borrower or a third party as a condition to originating its business loans.  Commercial and agricultural business loans totaled $36.5 million, or 20.8%, of our total loan portfolio at December 31, 2007.  We have increased our originations of business loans in response to customer demand.  During the year ended December 31, 2007, we originated $33.6 million in commercial and agricultural business loans.  At that date, our largest commercial business loan was a $5.0 million line of credit with a principal balance of $2.5 million.  This loan was performing in accordance with its terms at December 31, 2007.

Our underwriting standards for commercial and agricultural business loans include a determination of the applicant’s ability to meet existing obligations and payments on the proposed loan from normal cash flows generated in the applicant’s business.  We assess the financial strength of each applicant through the review of financial statements and tax returns provided by the applicant.  The creditworthiness of an applicant is derived from a review of credit reports as well as a search of public records.  We periodically review business loans following origination. We request financial statements at least annually and review them for substantial deviations or changes that might affect repayment of the loan.  Our loan officers also visit the premises of borrowers to observe the business premises, facilities, and personnel and to inspect the pledged collateral.  Underwriting standards for business loans are different for each type of loan depending on the financial strength of the applicant and the value of collateral offered as security.

Consumer Loans.  As of December 31, 2007, consumer loans totaled $41.8 million, or 23.7%, of our total loan portfolio.  The principal types of consumer loans we offer are home equity loans and automobile loans.  We generally offer consumer loans on a fixed-rate basis.  The largest category of consumer loans in our portfolio consists of home equity loans.  At December 31, 2007, home equity and home improvement loans totaled $30.1 million, or 17.1%, of our total loan portfolio.  Our home equity loans are generally secured by the borrower’s principal residence.  The maximum amount of a home equity line of credit is generally 95% of the appraised value of a borrower’s real estate collateral less the amount of any prior mortgages or related liabilities.  Home equity loans are approved with both fixed and adjustable interest rates which we determine based upon market conditions.  Such loans may be fully amortized over the life of the loan or have a balloon feature.  Generally, the maximum term for home equity loans is 10 years.

The second largest category of consumer loans in our portfolio consists of loans secured by automobiles.  At December 31, 2007, consumer loans secured by automobiles totaled $5.3 million, or 3.0%, our total loan portfolio.  We offer automobile loans with maturities of up to 60 months for new automobiles.  Loans secured by used automobiles will have maximum terms which vary depending upon the age of the automobile.  We generally originate automobile loans with an LTV ratio below the greater of 80% of the purchase price or 100% of NADA loan value, although in the case of a new car loan the LTV ratio may be greater or less depending on the borrower’s credit history, debt to income ratio, home ownership and other banking relationships with us.

Consumer loans entail greater risks than one- to four-family residential mortgage loans, particularly consumer loans secured by rapidly depreciating assets such as automobiles or loans that are unsecured.  In such cases, collateral repossessed after a default may not provide an adequate source of repayment of the outstanding loan balance because of damage, loss or depreciation.  Further, consumer loan payments are dependent on the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Such events would increase our risk of loss on unsecured loans.  Finally, the application of various Federal and state laws, including Federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the event of a default.  At December 31, 2007, consumer loans 90 days or more delinquent, including those for which the accrual of interest has been discontinued, totaled $122,000, or 0.29%, of our total consumer loans.

Our underwriting standards for consumer loans include a determination of the applicant’s credit history and an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan.  The stability of the applicant’s monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income.  We also consider the length of employment with the borrower’s present employer as well as the amount of time the borrower has lived in the local area.  Creditworthiness of the applicant is of primary consideration; however, the underwriting process also includes a comparison of the value of the collateral in relation to the proposed loan amount.  Of the consumer loans 90 days or more delinquent, over 50% are secured by one- to four-family real estate, upon which a material loss is not expected to be realized.  The two largest loans in this category total $62,000 and are secured by mortgages on residential real estate.  No assurance can be given, however, that our delinquency rate or loss experience on consumer loans will not increase in the future.

Loan Maturity Schedule.  The following table sets forth certain information at December 31, 2007 regarding the dollar amount of loans maturing in our portfolio based on their contractual terms to maturity.  Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdraft loans are reported as due in one year or less.

	Within 1 Year	Over 1 Year to 5 Years	Beyond 5 Years	Total
	(In Thousands)
Real estate loans:
One- to four-family real estate	$5,316	$13,893	$31,250	$50,459
Commercial and agricultural real estate	6,245	7,006	30,849	44,100
Multi-family residential	475	678	3,588	4,741
Commercial and agricultural business loans	19,071	13,325	4,143	36,539
Consumer loans:
Home equity/home improvement	9,120	14,404	6,563	30,087
Automobile	438	4,831	65	5,334
Other	3,762	2,163	477	6,402
Total	$44,427	$56,300	$76,935	$177,662

The following table sets forth at December 31, 2007, the dollar amount of all fixed-rate and adjustable-rate loans.  At December 31, 2007, fixed-rate loans include $21.0 million in fixed-rate balloon payment loans with original maturities of five years or less.  The total dollar amount of fixed-rate loans and adjustable-rate loans due after December 31, 2008, was $91.3 million and $41.9 million, respectively.

	Fixed	Adjustable	Total
	(In Thousands)
Real estate loans:
One- to four-family real estate	$41,539	$8,920	$50,459
Commercial and agricultural real estate	14,856	29,244	44,100
Multi-family real estate	2,237	2,504	4,741
Commercial and agricultural business loans	23,773	12,766	36,539
Consumer loans	35,199	6,624	41,823
Total loans	$117,604	$60,058	$177,662

Loan Origination, Solicitation and Processing.  Loan originations are derived from a number of sources such as real estate broker referrals, existing customers, borrowers, builders, attorneys and walk-in customers.  Upon receipt of a loan application, a credit report is obtained to verify specific information relating to the applicant’s employment, income, and credit standing.  In the case of a real estate loan, an appraisal of the real estate intended to secure the proposed loan is undertaken by an independent appraiser approved by the Bank.  A loan application file is first reviewed by a loan officer in our loan department who checks applications for accuracy and completeness, and verifies the information provided.  The financial resources of the borrower and the borrower’s credit history, as well as the collateral securing the loan, are considered an integral part of each risk evaluation prior to approval.  The Board of Directors has established individual lending authorities for each loan officer by loan type.  Loans over an individual officer’s lending limits must be approved by the officers’ loan committee consisting of the chairman of the board, president, chief lending officer and all lending officers, which meets three times a week, and has lending authority up to $500,000 depending on the type of loan.  Loans with a principal balance over this limit, up to $750,000, must be approved by the directors’ loan committee, which meets weekly and consists of the chairman of the board, president, senior vice president, chief lending officer and at least two outside directors, plus all lending officers as non-voting members.  The Board of Directors approves all loans with a principal balance over $750,000.  The Board of Directors ratifies all loans we originate.  Once the loan is approved, the applicant is informed and a closing date is scheduled.  We typically fund loan commitments within 30 days.

If the loan is approved, the borrower must provide proof of fire and casualty insurance on the property serving as collateral which insurance must be maintained during the full term of the loan; flood insurance is required in certain instances.  Title insurance or an attorney’s opinion based on a title search of the property is generally required on loans secured by real property.

Origination, Purchase and Sale of Loans.  Set forth below is a table showing our loan originations, purchases, sales and repayments for the periods indicated.  It is our policy to originate for sale into the secondary market fixed-rate mortgage loans with maturities of 15 years or more and to originate for retention in our portfolio adjustable-rate mortgage loans and loans with balloon payments.  Purchases consist of participations in loans originated by other financial institutions.  We usually obtain commitments prior to selling fixed-rate mortgage loans.  It is our policy to sell fixed-rate mortgage loans as market conditions permit.

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
	(In Thousands)
Total loans receivable at beginning of year	$156,731	$144,293	$127,855	$129,480	$145,283
Originations:
Real estate loans:
One- to four-family residential	30,104	25,708	31,551	29,599	110,440
Commercial and agricultural	10,972	11,790	16,902	10,821	9,154
Multi-family residential	-	2,122	5,731	290	216
Commercial and agricultural business loans	33,560	34,004	23,434	21,907	19,880
Consumer loans:
Home equity/home improvement	19,309	17,874	19,021	15,009	12,968
Automobile	3,777	4,336	3,697	2,808	2,516
Other	6,360	4,916	4,560	3,805	5,009
Total originations	104,082	100,750	104,896	84,239	160,183
Participation loans purchased	6,231	3,152	4,634	1,700	2,120
Transfer of mortgage loans to foreclosed real estate owned	819	329	933	999	1,023
Repayments	78,407	74,574	70,891	69,634	69,363
Loan sales	10,156	16,561	21,268	16,931	107,720
Total loans receivable at end of year	$177,662	$156,731	$144,293	$127,855	$129,480

Loan Origination and Other Fees.  In addition to interest earned on loans, we may charge loan origination fees.  Our ability to charge loan origination fees is influenced by the demand for mortgage loans and competition from other lenders in our market area.  In December 1986, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 91 on the accounting for non-refundable fees and costs associated with originating or acquiring loans.  To the extent that loans are originated or acquired for our portfolio, Statements of Financial Accounting Standards No. 91 requires that we defer loan origination fees and costs and amortize such amounts as an adjustment of yield over the life of the loan by use of the level yield method.  Statements of Financial Accounting Standards No. 91 reduces the amount of revenue recognized by many financial institutions at the time such loans are originated or acquired.  Fees deferred under Statements of Financial Accounting Standards No. 91 are recognized into income immediately upon the sale of the related loan.  At December 31, 2007, we had $26,000 of net deferred loan fees.  Loan origination fees are volatile sources of income.  Such fees vary with the volume and type of loans and commitments made and purchased and with competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money.

In addition to loan origination fees, we also receive other fees and service charges that consist primarily of extension fees and late charges.  We recognized fees and service charges of $93,000, $108,000 and $101,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

Loan Concentrations.  With certain exceptions, an Illinois-chartered savings bank may not make a loan or exceed credit for secured and unsecured loans for business, commercial, corporate or agricultural purposes to a single borrower in excess of 25% of the Jacksonville Savings Bank’s total capital, as defined by regulation.  At December 31, 2007, our loans-to-one borrower limit was $5.4 million.  At December 31, 2007 we had no loans in excess of our loans-to-one borrower limitation.

Delinquencies and Classified Assets

Our collection procedures provide that when a mortgage loan is either ten days (in the case of adjustable-rate mortgage and balloon loans) or 15 days (in the case of fixed-rate loans) past due, a computer-generated late charge notice is sent to the borrower requesting payment plus a late charge. If the mortgage loan remains delinquent, a telephone call is made or a letter is sent to the borrower stressing the importance of reinstating the loan and obtaining reasons for the delinquency.  When a loan continues in a delinquent status for 60 days or more, and a repayment schedule has not been made or kept by the borrower, a notice of intent to foreclose upon the underlying property is then sent to the borrower, giving 10 days to cure the delinquency.  If not cured, foreclosure proceedings are initiated.  Consumer loans receive a ten-day grace period before a late charge is assessed.  Collection efforts begin after the grace period expires.  At December 31, 2007, 2006, and 2005 the percentage of nonperforming loans to net loans receivable were 0.62%, 0.87%, and 0.83%, respectively.

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

Management monitors all past due loans and nonperforming assets.  Such loans are placed under close supervision with consideration given to the need for additional allowance for loan loss, and (if appropriate) partial or full charge-off.  At December 31, 2007, we had $368,000 of loans 90 days or more delinquent that were still accruing interest.

Real estate acquired through foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until such time as it is sold.  When real estate owned is acquired, it is recorded at the lower of the unpaid principal balance of the related loan, or its fair market value, less estimated selling expenses.  Any further write-down of real estate owned is charged against earnings.  At December 31, 2007, we owned $364,000 of property classified as real estate owned.

Delinquent Loans.   The following table sets forth information regarding our delinquent loans and other real estate owned at the dates indicated.  As of the dates indicated, we had immaterial restructured loans within the meaning of Statements of Financial Accounting Standards Nos. 15, 114, and 118.  At December 31, 2007, loans delinquent 60 to 89 days totaled $199,000, or 0.11% of net loans.

	At December 31,
	2007	2006	2005	2004	2003
	(Dollars in Thousands)
Non-accruing loans:
One- to four-family residential	$310	$435	$624	$711	$1,022
Commercial and agricultural real estate	218	759	—	181	224
Commercial and agricultural business	82	45	290	57	613
Home equity/home improvement	89	100	222	652	1,101
Automobile	12	1	1	68	139
Other consumer	12	8	20	20	22
Total	723	1,348	1,157	1,689	3,121

Accruing loans delinquent more than 90 days:
One- to four-family residential	$203	$—	$2	$270	$168
Commercial and agricultural real estate	156	—	—	—	—
Commercial and agricultural business	-	—	—	23	—
Automobile	-	—	17	4	15
Other consumer	9	4	2	1	7
Total	368	4	21	298	190

Foreclosed assets:
One- to four-family residential	$115	$37	$276	$426	$499
Commercial and agricultural real estate	249	115	180	139	—
Automobile	23	—	15	19	18
Total	387	152	471	584	517

Total non-performing assets	$1,478	$1,504	$1,649	$2,571	$3,828
Total as a percentage of total assets	0.51%	0.56%	0.65%	1.01%	1.46%

Interest income that would have been recorded under the original terms of loans classified as non-accruing loans totaled approximately $42,000 for the year ended December 31, 2007.  Interest income from such loans that was included in net income for the year ended December 31, 2007 totaled $17,000.

Classified Assets.  Federal and state regulations require that each insured savings institution classify its assets on a regular basis.  In addition, in connection with examination of insured institutions, Federal examiners have authority to identify problem assets and, if appropriate, classify them.  There are three classifications for problem assets:  “substandard,” “doubtful” and “loss.”  Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected.  Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.  An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.  For assets classified “substandard” and “doubtful,” the institution is required to establish general loan loss reserves in accordance with accounting principles generally accepted in the United States of America.  Assets classified “loss” must be either completely written off or supported by a 100% specific reserve.  The Bank also maintains a category designated “special mention” which is established and maintained for assets not currently requiring classification but having potential weaknesses or risk characteristics that could result in future problems.  An institution is required to develop an in-house program to classify its assets, including investments in subsidiaries, on a regular basis and set aside appropriate loss reserves on the basis of such classification.  As part of the periodic exams of Jacksonville Savings Bank by the Federal Deposit Insurance Corporation and the Illinois Commissioner of Banks and Real Estate (“Commissioner”), the staff of such agencies reviews our classifications and determine whether such classifications are adequate.  Such agencies have, in the past, and may in the future require us to classify certain assets which management has not otherwise classified or require a classification more severe than established by management.  At December 31, 2007, our classified assets totaled $3.3 million, all of which were classified substandard.

At December 31, 2007, our largest nonperforming loan had a principal balance of $102,000 and was secured by farmland.  The property is in the process of foreclosure.  We do not anticipate any loss on the loan.

The decrease in the level of nonperforming assets and watch list credits reflects the actions taken by management over the past several years.  We have an experienced chief lending officer and collections and loan review departments which monitor the loan portfolio and actively seek to prevent any deterioration of asset quality.

Allowance for Loan Losses

Management’s policy is to provide for estimated losses on our loan portfolio based on management’s evaluation of the probable losses that may be incurred.  Management regularly reviews our loan portfolio, including problem loans, to determine whether any loans require classification or the establishment of appropriate reserves or allowances for losses.  Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers, among other matters, the estimated net realizable value of the underlying collateral.  Other factors considered by management include the size and risk exposure of each segment of the loan portfolio, present indicators such as delinquency rates and the borrower’s current financial condition, and the potential for losses in future periods.  Management calculates the general allowance for loan losses in part based on past experience.  While current year additions to the general loss allowances are charged against earnings, a portion of general loan loss allowances are added back to capital to the extent permitted in computing risk-based capital under Federal and state regulations.

The level of the allowance for loan losses is based on ongoing, quarterly assessments of the probable estimated losses in the loan portfolio.  Our methodology for assessing the appropriateness of the allowance consists of applying several formula methods to identified problem loans and portfolio segments.  The allowance is calculated by applying loss factors to outstanding loan balances, based on an internal risk grade of such loans or pools of loans.  Changes in risk grades of both performing and nonperforming loans affect the amount of the allowance.  Loss factors are based primarily on historical loss experience over the past five years, and may be adjusted for other significant conditions that, in management’s judgment, affect the collectibility of the loan portfolio.

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

For the years ended December 31, 2007, 2006, and 2005, we provided $155,000, $60,000 and $245,000, respectively, to the allowance for loan losses.  Our allowance for loan losses totaled $1.8 million, $1.9 million and $1.8 million at December 31, 2007, 2006 and 2005, respectively.  Although we maintain our allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts or that we will not be required to make additions to the allowance for loan losses in the future.  Future additions to our allowance for loan losses and changes in the related ratio of the allowance for loan losses to nonperforming loans are dependent upon the economy, changes in real estate values and interest rates, the view of the regulatory authorities toward adequate loan loss reserve levels, and inflation.  Management will continue to review the entire loan portfolio to determine the extent, if any, to which further additional loan loss provisions may be deemed necessary.

Analysis of the Allowance for Loan Losses.  The following table summarizes changes in the allowance for loan losses by loan categories for each year indicated and additions to the allowance for loan losses, which have been charged to operations.

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Balance at beginning of year	$1,864	$1,846	$1,888	$2,186	$2,073

Charge-offs:
One- to four-family residential	165	55	161	179	365
Commercial and agricultural real estate	38	30	53	244	432
Commercial and agricultural business	35	16	8	186	153
Home equity/home improvement	18	101	145	294	666
Automobile	-	2	30	137	256
Other consumer	45	14	36	33	182
Total	301	218	433	1,073	2,054

Recoveries:
One- to four-family residential	5	78	14	36	5
Commercial and agricultural real estate	6	8	—	119	18
Commercial and agricultural business	-	—	—	12	—
Home equity/home improvement	3	34	98	14	5
Automobile	13	17	17	23	20
Other consumer	21	39	17	21	44
Total	48	176	146	225	92

Net loans charge-offs	253	42	287	848	1,962
Additions charged to operations	155	60	245	550	2,075

Balance at end of year	$1,766	$1,864	$1,846	$1,888	$2,186

Total loans outstanding	$177,662	$156,731	$144,293	$127,855	$129,480
Average net loans outstanding	$165,715	$149,238	$137,740	$128,279	$138,792

Allowance for loan losses as a percentage of total loans at end of year	0.99%	1.19%	1.28%	1.48%	1.69%
Net loans charged off as a percent of average net loans outstanding	0.15%	0.03%	0.21%	0.66%	1.41%
Ratio of allowance for loan losses to nonperforming loans	161.90%	137.90%	156.71%	95.02%	66.02%
Ratio of allowance for loan losses to total nonperforming assets at end of period	119.49%	123.94%	111.95%	73.43%	57.11%

Allocation of Allowance for Loan Losses.  The following table sets forth the allocation of allowance for loan losses by loan category at the dates indicated. The table reflects the allowance for loan losses as a percentage of net loans receivable.  Management believes that the allowance can be allocated by category only on an approximate basis.  The allocation of the allowance by category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At December 31,
	2007		2006		2005
	Amount	% of Loans in Each Category to Net Loans	Amount	% of Loans in Each Category to Net Loans	Amount	% of Loans in Each Category to Net Loans
	(Dollars in Thousands)
One- to four-family residential	$595	28.7%	$512	26.2%	$448	28.2%
Commercial and agricultural real estate	346	25.1	244	25.6	199	23.8
Multi-family residential	28	2.7	37	3.8	40	4.2
Commercial and agricultural business	146	20.8	275	21.2	129	20.2
Home equity/home improvement	465	17.1	561	17.6	785	18.5
Automobile	74	3.0	96	3.4	110	3.2
Other consumer	112	3.6	139	3.4	135	3.3
Total	$1,766	101.00%	$1,864	101.2%	$1,846	101.4%

	At December 31,
	2004		2003
	Amount	% of Loans in Each Category to Net Loans	Amount	% of Loans in Each Category to Net Loans
	(Dollars in Thousands)
One- to four-family residential	$520	33.1%	$555	31.7%
Commercial and agricultural real estate	198	19.5	285	16.8
Multi-family residential	8	1.8	3	1.9
Commercial and agricultural business	71	20.8	192	23.4
Home equity/home improvement	845	19.3	817	18.6
Automobile	140	3.6	194	5.1
Other consumer	106	3.5	140	4.4
Total	$1,888	101.6%	$2,186	101.9%

Investment Activities

Our investment portfolio includes available-for-sale investment securities and mortgage backed securities, other investments, and Federal Home Loan Bank stock.  The portfolio consists primarily of U. S. government and agency securities, along with mortgage-backed securities (discussed below), interest-earning deposits in other financial institutions, Federal funds sold, municipal bonds and Federal Home Loan Bank stock.  Our portfolio of equity investment securities totaled $48,000 at December 31, 2007 consisting of an interest in a local community development corporation and Farmer Mac stock.  In addition, our investment portfolio included $15.2 million of local municipal bonds.  We had no Federal funds sold at December 31, 2007.  Our portfolio of U.S. Government and Agency Securities totaled $50.0 million at December 31, 2007.  Our holdings of Federal Home Loan Bank stock totaled $1.1 million at December 31, 2007.  We had $5.1 million in interest-earning deposits at December 31, 2007 consisting of deposits in the Federal Home Loan Bank and other correspondent accounts.  Total long-term investments at December 31, 2007 were $47.1 million.  We expect our short-term and long-term investment portfolio to continue to change based on liquidity needs associated with loan origination activities.

Under Federal regulations, we are required to maintain a minimum amount of liquid assets that may be invested in specified short-term securities and certain other investments.  Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management’s judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of the level of yield that will be available in the future, as well as management’s projections as to the short-term demand for funds to be used in our loan originations and other activities.  Our liquidity ratio at December 31, 2007 was 26.1%, which was adequate to meet our normal business activities.

Mortgage-Backed Securities.  We occasionally invest in mortgage-backed securities issued or guaranteed by the United States Government or agencies thereof.  These securities, which consist primarily of mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac, had an amortized cost of $15.5 million, $8.5 million, and $8.9 million at December 31, 2007, 2006, and 2005, respectively.  At December 31, 2007, all of the mortgage-backed securities in the investment portfolio had fixed-rates of interest.  The market value of our mortgage-backed securities portfolio was $15.4 million, $8.2 million, and $8.6 million at December 31, 2007, 2006, and 2005, respectively, and the weighted average rate as of December 31, 2007, 2006, and 2005 was 4.85%, 4.27%, and 3.93%, respectively.

Set forth below is a table showing our purchases, sales and repayments of mortgage-backed securities for the years indicated.

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
	(In Thousands)
Mortgage-backed securities at beginning of year	$8,210	$8,646	$15,171	$7,597	$2,822
Purchases	9,386	1,096	686	12,605	8,082
Sales	456	—	4,556	1,470	2,305
Repayments	1,896	1,485	2,351	3,439	910
Premium amortization	2	(25)	(66)	(113)	(29)
Net unrealized gain (loss)	169	(22)	(238)	(9)	(63)
Mortgage-backed securities at end of year	$15,415	$8,210	$8,646	$15,171	$7,597

Investment Securities and Short-Term Investment Portfolio.  The following table sets forth the carrying value of our investment securities portfolio and short-term investments at the dates indicated.  At December 31, 2007, the market value of our short-term investment portfolio approximated its cost.

	At December 31,
	2007	2006	2005	2004	2003
	(In Thousands)

Investment securities:
FHLB stock	$1,109	$1,109	$1,539	$1,466	$1,381
Municipal bonds and equity securities	15,224	5,634	1,199	2,015	1,955
U.S. Government and agency securities	49,962	73,215	78,083	83,192	97,578
Total investment securities	$66,295	$79,978	$80,821	$86,673	$100,914

Short-term investments:
Interest-bearing deposits in other depository institutions	$5,130	$3,127	$1,444	$4,793	$1,842
Federal funds sold	-	—	—	—	500
Total short-term investments	$5,130	$3,127	$1,444	$4,793	$2,342

The following table sets forth the maturities and weighted average yields of our securities portfolio, excluding FHLB stock and equity securities, at December 31, 2007.

	Carrying Value at December 31, 2007
	Less than 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total Investment Securities
	(Dollars in Thousands)

Securities available-for-sale:
U.S. Government and agency securities	$17,753	$26,217	$5,745	$247	$49,962
Municipal bonds	319	2,786	8,081	3,990	15,176
Total	$18,072	$29,003	$13,826	$4,237	$65,138

Weighted average yield	3.15%	3.98%	4.32%	4.06%	3.82%

Sources of Funds

General.  Deposits and borrowings are our major sources of funds for lending and other investment purposes.  In addition, we derive funds from the repayment and prepayment of loans and mortgage-backed securities, operations, sales of loans into the secondary market, and the sale, call, or maturity of investment securities.  Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions.  Other sources of funds include advances from the FHLB.  For further information see “—Borrowings.”  Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources or on a longer term basis for general business purposes.

Deposits.  We attract consumer and commercial deposits principally from within our market areas through the offering of a broad selection of deposit instruments including interest-bearing checking accounts, noninterest-bearing checking accounts, savings accounts, money market accounts, term certificate accounts and individual retirement accounts.  We will accept deposits of $100,000 or more and may offer negotiated interest rates on such deposits.  Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.  We regularly evaluate our internal cost of funds, survey rates offered by competing institutions, review our cash flow requirements for lending and liquidity and execute rate changes when deemed appropriate.  We do not obtain funds through brokers, nor do we solicit funds outside our market area.  We have on occasion offered above market interest rates in order to attract deposits.

Deposit Activity

 The following table sets forth our deposit activities for the years indicated.

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
	(In Thousands)

Deposits	$1,037,465	$934,581	$880,758	$820,349	$895,755
Withdrawals	1,030,118	924,401	891,454	833,264	890,499
Net increase (decrease) before interest credited	7,347	10,180	(10,696)	(12,915)	5,256
Interest credited	5,461	4,364	3,332	3,476	4,315
Net increase (decrease) in deposits	$12,808	$14,544	$(7,364)	$(9,439)	$9,571

Deposit Portfolio

Our deposits as of December 31, 2007 were represented by the various types of deposit programs described below:

Weighted Average Interest Rate	Minimum Term	Demand Accounts	Minimum Amount	Balances	Percentage of Total Deposits
			(In Thousands)
0.00%	None	Noninterest-bearing checking	$50	$18,060	7.35%
1.03	None	Interest-bearing checking	50	27,284	11.10
1.40	None	Money market deposit accounts	2,500	4,451	1.81
3.82	None	Money market savings account	2,500	24,559	10.00
1.05	None	Savings	50	21,034	8.56

		Certificates of Deposit

4.70	Less than 1 year	Fixed term, fixed rate	$500	$118,275	48.13
4.60	1-2 years	Fixed term, fixed rate	500	17,884	7.28
4.79	2-3 years	Fixed term, fixed rate	500	9,831	4.00
4.91	3-4 years	Fixed term, fixed rate	500	2,974	1.21
4.95	Over 4 years	Fixed term, fixed rate	500	1,369	0.56
				$245,721	100.00%

Deposit Flow

The following table sets forth the change in dollar amount of savings deposits in the various types of savings accounts we offer between the dates indicated.

	At December 31,
	2007			2006			2005			2004
	Balance	Percent	Change	Balance	Percent	Change	Balance	Percent	Change	Balance	Percent	Change
	(Dollars in Thousands)

Club accounts	$133	0.05%	$(13)	$146	0.06%	$9	$137	0.06%	$11	$126	0.06%	$(94)
Noninterest-bearing checking	18,060	7.35	2,947	15,113	6.49	599	14,514	6.65	290	14,224	6.30	1,373
Interest-bearing checking	27,284	11.10	266	27,018	11.60	(238)	27,256	12.48	19	27,237	12.10	(842)
Savings	20,901	8.51	(1,528)	22,429	9.63	(6,441)	28,870	13.29	(960)	29,967	13.27	(492)
Money market deposit accounts	4,451	1.81	(814)	5,265	2.26	(3,515)	8,780	4.02	(470)	9,250	4.09	(444)
Money market savings accounts	24,559	10.00	7,719	16,840	7.23	16,840	—	—	—	—	—	—
Certificates of deposit that mature:
Within 12 months	118,275	48.13	10,630	107,645	46.22	7,777	99,868	45.67	(6,499)	106,230	47.05	(6,349)
Within 12-36 months	27,715	11.28	(2,136)	29,851	12.82	2,119	27,732	12.70	(578)	28,310	12.53	(4,781)
Beyond 36 months	4,343	1.77	(4,263)	8,606	3.69	(2,607)	11,213	5.13	823	10,390	4.60	2,190
Total	$245,721	100.00%	$12,808	$232,913	100.00%	$14,543	$218,370	100.00%	$(7,364)	$225,734	100.00%	$(9,439)

Large Certificates of Deposit.  The following table indicates the balances of certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2007.

Maturity Period	Certificates of Deposit
(In Thousands)

Less than 3 months	$15,976
3-6 months	14,643
6-12 months	20,192
Over 12 months	12,377
Total	$63,188

Borrowings

Deposits are our primary source of funds for lending and investment activities.  If the need arises, the Bank may rely upon advances from the Federal Home Loan Bank to supplement its supply of available funds and to fund deposit withdrawals.  We typically secure advances from the Federal Home Loan Bank with one- to four-family residential mortgage loans, United States Government and agency securities and mortgage-backed securities.  The Federal Home Loan Bank functions as a central reserve bank providing credit for us and other member savings associations and financial institutions.  As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain of our home mortgages, provided certain standards related to creditworthiness have been met.  Advances are made pursuant to several different programs.  Each credit program has its own interest rate and range of maturities.  Depending on the program, limitations on the amount of advances are based either on a fixed percentage of a member institution’s stockholders’ equity or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness.  At December 31, 2007, we had $10.0 million in Federal Home Loan Bank advances outstanding.

Other borrowings consist of securities sold under agreements to repurchase which are swept daily from commercial deposit accounts.  We may be required to provide additional collateral based on the fair value of the underlying securities.

The following table sets forth certain information regarding our borrowings for the years indicated.

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
	(In Thousands)
Weighted average rate paid on:(1)
FHLB advances	5.02%	4.53%	3.91%	1.68%	1.30%
Other borrowings	4.26%	4.55%	3.14%	1.40%	1.16%
FHLB advances:
Maximum balance	$18,000	$10,000	$15,500	$9,000	$7,500
Average balance	$8,629	$6,103	$8,071	$2,993	$1,243
Other:
Maximum balance	$5,838	$5,035	$3,350	$3,372	$3,845
Average balance	$4,665	$3,499	$2,116	$2,185	$2,192
____________________________________
(1) Calculated using the daily weighted average interest rates.

The following table summarizes significant contractual obligations and other commitments at December 31, 2007.

	At December 31, 2007
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(In Thousands)

Time deposits	$118,275	$27,715	$4,303	$40	$150,333
FHLB advances	5,000	5,000	-	-	10,000
Other borrowings	4,936	-	-	-	4,936
Total contractual obligations	$128,211	$32,715	$4,303	$40	$165,269

Trust Services

We operate a full-service trust department.  As of December 31, 2007, our trust department was managing $37.0 million in trust assets.  Trust fees collected in 2007 and 2006 totaled $104,000 and $75,000, respectively.

Subsidiary Activities

Jacksonville Savings Bank has one wholly owned subsidiary, Financial Resources Group, Inc. (“Financial Resources”), an Illinois corporation.  Financial Resources is engaged in the business of originating commercial business loans and, to a lesser extent, commercial real estate loans, one- to four-family loans, pursuant to Veterans’ Administration and Federal Housing Administration guidelines, and multi-family loans.  In addition, Financial Resources operates an investment center engaged in the business of buying and selling stocks, bonds, annuities and mutual funds for its customers’ accounts.  At December 31, 2007, we had $2.8 million in equity and retained earnings in Financial Resources.  For the year ended December 31, 2007, Financial Resources had net income of $308,000.

Competition

We encounter significant competition both in attracting deposits and in originating real estate and other loans.  Our most direct competition for deposits has come historically from commercial banks, other savings banks, savings associations and credit unions in our market area, and we expect continued strong competition from such financial institutions in the foreseeable future.  We compete for savings by offering depositors a high level of personal service and expertise together with a wide range of financial services.

The competition for real estate and other loans comes principally from commercial banks, mortgage banking companies and other savings banks and savings associations.  This competition for loans has increased substantially in recent years as a result of the large number of institutions competing in our market areas as well as the increased efforts by commercial banks to expand mortgage loan originations.

We compete for loans primarily through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers and home builders.  Factors that affect competition include general and local economic conditions, current interest rate levels and the volatility of the mortgage markets.

Our market areas consist of Morgan, Macoupin, and Montgomery Counties, Illinois.  Our market areas have a number of financial institutions, however, we are the largest independent financial institution headquartered in Jacksonville.

REGULATION AND SUPERVISION

General.  Jacksonville Bancorp, Inc. and Jacksonville Bancorp, MHC are nondiversified savings and loan holding companies within the meaning of the Home Owners’ Loan Act.  As such, they are registered with the Office of Thrift Supervision and are subject to regulation by the Office of Thrift Supervision.  Jacksonville Savings Bank is an Illinois-chartered savings bank subject to extensive regulation by the Illinois Commissioner of Banks and Real Estate (the “Commissioner”) and the Federal Deposit Insurance Corporation.  Jacksonville Savings Bank’s deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation.  Jacksonville Savings Bank must file reports with the Commissioner and the Federal Deposit Insurance Corporation concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers or acquisitions with other depository institutions.  There are periodic examinations of the Bank by the Commissioner and the Federal Deposit Insurance Corporation to review Jacksonville Savings Bank’s compliance with various regulatory requirements.  Jacksonville Savings Bank is also subject to certain reserve requirements established by the Board of Governors of the Federal Reserve (the “FRB”).  This regulation and supervision establishes a comprehensive framework of activities in which a savings bank can engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation and depositors.  The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.  Any change in such regulation, whether by the Commissioner, the Federal Deposit Insurance Corporation, or Congress could have a material impact on the operations of Jacksonville Savings Bank.  Certain of the regulatory requirements applicable to Jacksonville Savings Bank are referred to below or elsewhere herein.

Capital Maintenance.  Under Federal Deposit Insurance Corporation regulations, Jacksonville Savings Bank must maintain minimum levels of capital.  The regulations establish a minimum leverage capital requirement of not less than 3% core capital to total assets for banks in the strongest financial and managerial condition, with the highest supervisory rating of the federal regulators for banks.  For all other banks, the minimum leverage capital requirement is between 4% and 5% of total assets.  Core capital is composed of the sum of common stockholders’ equity, noncumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets (other than qualifying mortgage servicing rights and qualifying supervisory intangible core deposits), identified losses, investments in certain subsidiaries, and unrealized gains (losses) on investment securities.

The Federal Deposit Insurance Corporation also requires that savings banks meet a risk-based capital standard.  The risk-based capital standard requires the maintenance of total capital (which is defined as core capital and supplementary capital) to risk weighted assets of 8.0%.  In determining the amount of risk-weighted assets, all assets, including certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the federal regulators believe are inherent in the type of asset.  The components of core capital are equivalent to those discussed earlier under the 3% leverage requirement.  The components of supplementary capital currently include cumulative perpetual preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and allowance for loan and lease losses.  Allowance for loan and lease losses includible in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets.  Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital.  At December 31, 2007, the Bank exceeded its applicable capital requirements.

Illinois Savings Bank Regulation.  As an Illinois-chartered savings bank, Jacksonville Savings Bank is subject to regulation and supervision by the Commissioner.  The Commissioner’s regulation of Jacksonville Savings Bank covers, among other things, Jacksonville Savings Bank’s internal organization (i.e., charter, bylaws, capital requirements, transactions with directors and officers, and composition of the board of directors), as well as supervision of permissible activities and mergers and acquisitions.  Jacksonville Savings Bank is required to file periodic reports with, and is subject to periodic examinations at least once within every 18-month period by the Commissioner.  The lending and investment authority of Jacksonville Savings Bank is prescribed by Illinois law and regulations, as well as applicable Federal laws and regulations, and Jacksonville Savings Bank is prohibited from engaging in any activities not permitted by such laws and regulations.

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

Under Illinois law, a savings bank may make both secured and unsecured loans.  However, loans for business, corporate, commercial or agricultural purposes, whether secured or unsecured, may not in the aggregate exceed 15% of a savings bank’s total assets unless authorized by the Commissioner.  With the prior written consent of the Commissioner, savings banks may also engage in real estate development activities, provided that the total investment in any one project may not exceed 15% of total capital, and the total investment in all projects may not exceed 50% of total capital.  The total loans and extensions of credit outstanding at one time, both direct and indirect, by a savings bank to any borrower may not exceed 25% of the savings bank’s total capital.  At December 31, 2007, Jacksonville Savings Bank did not have any loans-to-one borrower which exceeded these limitations.

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

An Illinois-chartered savings bank may not make a loan to a person owning 10% or more of its stock, an affiliated person, an agent or an attorney of the savings bank, either individually or as an agent or partner of another, except under the rules of the Commissioner and regulations of the Federal Deposit Insurance Corporation.  This restriction does not apply, however, to loans made (i) on the security of single-family residential property used by the borrower as his or her residence, and (ii) to a non-profit, religious, charitable or fraternal organization or a corporation in which the savings bank has been authorized to invest by the Commissioner.  Furthermore, a savings bank may not purchase, lease or acquire a site for an office building or an interest in real estate from an officer, director, employee or the holder of more than 10% of the savings bank’s stock or certain affiliated persons as set forth in Illinois law, unless the prior written approval of the Commissioner is obtained.

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

Deposit Insurance

Deposit accounts in Jacksonville Savings Bank are insured by the Federal Deposit Insurance Corporation generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts.  Jacksonville Savings Bank’s deposits, therefore, are subject to Federal Deposit Insurance Corporation insurance assessments.

On February 15, 2006, federal legislation to reform federal deposit insurance was enacted.  This new legislation required, among other things, that the Federal Deposit Insurance Corporation adopt regulations increasing the maximum amount of federal deposit insurance coverage per separately insured depositor beginning in 2010 (with a cost of living adjustment to become effective in five years) and modifying the deposit fund’s reserve ratio for a range between 1.15% and 1.50% of estimated insured deposits.

On November 2, 2006, the Federal Deposit Insurance Corporation adopted final regulations establishing a risk-based assessment system that will enable the Federal Deposit Insurance Corporation to more closely tie each financial institution’s premiums to the risk it poses to the deposit insurance fund.  Under the new risk-based assessment system, which becomes effective in the beginning of 2007, the Federal Deposit Insurance Corporation will evaluate the risk of each financial institution based on three primary sources of information:  (1) its supervisory rating, (2) its financial ratios, and (3) its long-term debt issuer rating, if the institution has one.  The new rates for nearly all of the financial institution industry will vary between five and seven cents for every $100 of domestic deposits.  At the same time, the Federal Deposit Insurance Corporation also adopted final regulations designating the reserve ratio for the deposit insurance fund during 2007 at 1.25% of estimated insured deposits.

Effective March 31, 2006, the Federal Deposit Insurance Corporation merged the Bank Insurance Fund and the Savings Association Insurance Fund into a single insurance fund called the Deposit Insurance Fund.  The merger of the two separate insurance funds did not affect the authority of the Financing Corporation, a mix-ownership government corporation, to impose and collect, with approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, insurance costs and custodial fees on bonds issued by the Financing Corporation in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation.  The bonds issued by the Financing Corporation are due to mature in 2017 through 2019.  For the quarter ended December 31, 2007, the Financing Corporation assessment was equal to 114 basis points for each $100 in domestic deposits maintained at an institution.

Community Reinvestment Act

Federal Regulation.  Under the Community Reinvestment Act (“CRA”), as implemented by Federal Deposit Insurance Corporation regulations, a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods.  The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA.  The CRA requires the Federal Deposit Insurance Corporation, in connection with its examination of a savings institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer will be required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the board of directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting.  We will be subject to further reporting and audit requirements beginning with the year ending December 31, 2009 under the requirements of the Sarbanes-Oxley Act.  We will prepare policies, procedures and systems designed to ensure compliance with these regulations.

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

FEDERAL AND STATE TAXATION

Federal Taxation.  For federal income tax purposes, Jacksonville Bancorp files a federal income tax return based upon a tax year ended December 31.  Because Jacksonville Bancorp, MHC owns less than 80% of the outstanding Common Stock of Jacksonville Bancorp it is not permitted to file a consolidated federal income tax return with Jacksonville Bancorp.  Since Jacksonville Bancorp, MHC has no assets other than the stock of Jacksonville Bancorp and $985,000 in cash, and a $186,000 investment in the local Bankers’ Bank, it will have no material federal income tax liability.

Jacksonville Bancorp, MHC and Jacksonville Bancorp are subject to the rules of federal income taxation generally applicable to corporations under the Internal Revenue Code.  Most corporations are not allowed to make tax deductible additions to bad debt reserves under the Internal Revenue Code.  However, banks are allowed to compute a tax deductible bad debt reserve based on their historical loss experience.  Historically, banks were also allowed to compute tax bad debt reserves using a percentage of taxable income.  The tax law was changed in 1987 and 1996 so that now Jacksonville Bancorp is allowed to maintain a tax deductible bad debt reserve at the greater of the amount computed using the experience method or the amount of the bad debt reserve at December 31, 1987 (base year).  Jacksonville Bancorp has taken advantage of this tax benefit in computing its tax deductible bad debt reserve and maintains a tax bad debt reserve equal to the tax bad debt reserve at the base year.

Deferred income taxes arise from the recognition of certain items of income and expense for tax purposes in years different from those in which they are recognized in the consolidated financial statements.

Jacksonville Savings Bank has not been audited by the Internal Revenue Service for the last five years.  For additional information regarding taxation, see Note 11 of Notes to Consolidated Financial Statements.

Illinois Taxation.  The State of Illinois imposes a tax on the Illinois taxable income of corporations, including savings banks, at the rate of 7.30%.  Illinois taxable income is generally similar to federal taxable income except that interest from state and municipal obligations is taxable and no deduction is allowed for state income taxes.  However, a deduction is allowed for certain U.S. Government and agency obligations.  Jacksonville Savings Bank’s state income tax returns for the tax years ended December 31, 1991, 1990 and 1989, have been audited by the Illinois tax authorities and did not have to be amended as a result of such audit.

Personnel

As of December 31, 2007, Jacksonville Savings Bank and its subsidiary had a total of 101 full-time and 17 part-time employees.  None of Jacksonville Savings Bank’s employees is represented by a collective bargaining group.  Management believes that it has good working relations with its employees.

Availability of Annual Report on Form 10-K

Our Annual Report on Form 10-K is available on our website at www.Jacksonvillesavings.com.  Information on the website is not incorporated into, and is not otherwise considered a part of, this Annual Report on Form 10-K.

Item 1A.    Risk Factors

In addition to risk disclosed elsewhere in this Annual Report, the following are risks associated with our business and operations.

Changing Interest Rates May Cause Net Earnings to Decline.

As market interest rates rise, we will have competitive pressures to increase the rates that are paid on deposits, which may result in a decrease in net interest income.  Furthermore, the value of our loans will be less should we choose to sell such loans in the secondary market.  Since as a general matter our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, an increase in interest rates generally would result in a decrease in our average interest rate spread and net interest income.

If the Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, Our Earnings Could Decrease.

Loan customers may not repay their loans according to their terms, and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance.  We may experience significant loan losses, which could have a material adverse effect on our operating results.  Management makes various assumptions and judgments about the collectibility of the loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of our loans.

In determining the amount of the allowance for loan losses, management reviews delinquent loans for potential impairments in our carrying value.  Additionally, we apply a factor to the loan portfolio principally based on historical loss experience applied to the composition of the loan portfolio and integrated with management’s perception of risk in the economy.  Since we use assumptions regarding individual loans and the economy, the current allowance for loan losses may not be sufficient to cover actual loan losses, and increases in the allowance may be necessary.  Consequently, we may need to significantly increase the provision for losses on loans, particularly if one or more of our larger loans or credit relationships becomes delinquent or if we expand non-residential lending.  In addition, federal and state regulators periodically review our allowance for loan losses and may require an increase to the provision for loan losses or recognize loan charge-offs.

If Economic Conditions Deteriorate, Earnings Could be Adversely Impacted as Borrowers’ Ability to Repay Loans Declines and the Value of the Collateral Securing Our Loans Decreases.

Our financial results may be adversely affected by changes in prevailing economic conditions, including decreases in real estate values, changes in interest rates which may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal government and other significant external events.  Since we have a significant amount of loans secured by real estate, decreases in real estate values could adversely affect the value of property used as collateral.  Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on earnings.

Public Shareholders Do Not Exercise Voting Control Over Us.

A majority of our voting stock is owned by Jacksonville Bancorp, MHC.  Jacksonville Bancorp, MHC is controlled by its board of directors, who consist of those persons who are members of the board of directors of Jacksonville Bancorp, Inc. and Jacksonville Savings Bank.  Jacksonville Bancorp, MHC elects all members of the board of directors of Jacksonville Bancorp, Inc., and, as a general matter, controls the outcome of all matters presented to the stockholders of Jacksonville Bancorp, Inc. for resolution by vote, except for matters that require a vote greater than a majority vote.  Consequently, Jacksonville Bancorp, MHC, acting through its board of directors, is able to control the business and operations of Jacksonville Bancorp, Inc. and may be able to prevent any challenge to the ownership or control of Jacksonville Bancorp, Inc. by stockholders other than Jacksonville Bancorp, MHC.  There is no assurance that Jacksonville Bancorp, MHC will not take actions that the public stockholders believe are against their interests.

Strong Competition Within Our Market Area May Limit Our Growth and Profitability.

Competition in the banking and financial services industry is intense.  We compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Many of these competitors have substantially greater resources and lending limits than we do and may offer certain services that we do not or cannot provide.  Our profitability depends upon the continued ability to compete successfully.

Item 1B.    Unresolved Staff Comments

Not applicable.

ITEM 2.    Properties

We conduct our business through our main office and two branch offices located in Jacksonville, and branch offices located in Virden, Litchfield, Chapin, and Concord, Illinois.  The following table sets forth certain information concerning the main office and each branch office at December 31, 2007.  At December 31, 2007, our premises and equipment had an aggregate net book value of approximately $6.3 million.  We believe that our branch facilities are adequate to meet the present and immediately foreseeable needs.  All facilities are owned.

		Net
		Book Value
	Year	at December 31,
Location	Occupied	2007
		(In Thousands)
Main Office
1211 West Morton Avenue
Jacksonville, Illinois	1994	$4,084

Branch Office
211 West State Street
Jacksonville, Illinois	1961	641

Branch Office
903 South Main
Jacksonville, Illinois	1989	217

Branch Office
501 North State Street
Litchfield, Illinois	1997	571

Branch Office
100 North Dye
Virden, Illinois	1986	228

Branch Office
510 Superior
Chapin, Illinois	2000	494

Branch Office
202 State
Concord, Illinois	2000	34

ITEM 3.    Legal Proceedings

There are various claims and lawsuits in which we are periodically involved incident to our business.  In the opinion of management after consultation with legal counsel, such claims and lawsuits in the aggregate are immaterial to our financial condition and results of operations.

ITEM 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The “Stockholder Information” section of our annual report to stockholders for the fiscal year ended December 31, 2007 (the “2007 Annual Report to Stockholders”) is filed as an exhibit to this Form 10-K and is incorporated herein by reference.  No shares of common stock were purchased by Jacksonville Bancorp during the fourth quarter of 2007.

Set forth below is information as of December 31, 2007 regarding equity compensation plans. The plans that have been approved by the stockholders are the 1996 Stock Option Plan and 2001 Stock Option Plan.  Other than our Employee Stock Ownership Plan, we do not have any equity compensation plans that were not approved by our stockholders.

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price	Number of securities remaining available for issuance under plan
Equity compensation plans approved by stockholders	35,545	$10.63	3,300
Equity compensation plans not approved by stockholders	—	—	—
Total	35,545	$10.63	3,300

ITEM 6.    Selected Financial Data

The “Selected Consolidated Financial Information” section of the 2007 Annual Report to Stockholders is filed as an exhibit to this Form 10-K and is incorporated herein by reference.

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the 2007 Annual Report to Stockholders is filed as an exhibit to this Form 10-K and is incorporated herein by reference.

ITEM 7A.          Quantitative and Qualitative Disclosure about Market

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the 2007 Annual Report to Stockholders is filed as an exhibit to this Form 10-K and is incorporated herein by reference.

ITEM 8.    Financial Statements and Supplementary Data

The material identified in Item 15(a)(1) hereof is incorporated herein by reference.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A(T).    Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days prior to filing date of this report, that our disclosure controls and procedures (as defined by the Securities Exchange Act Rules 13a-14(c) and 15d-14(c)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions’ rules and forms.

(b)	Management’s Report on Internal Control over Financial Reporting

The management of Jacksonville Bancorp, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even an effective system of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment, management concludes that, as of December 31, 2007, the Company’s internal control over financial reporting is effective.

(c)	Changes in internal controls.

There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of the foregoing evaluation.

ITEM 9B.          Other Information

None.

PART III

ITEM 10.   Directors, Executive Officers and Corporate Governance

Information concerning our directors and certain officers is incorporated by reference hereunder in the Proxy Statement for the 2008 Annual Meeting.

ITEM 11.   Executive Compensation

Information with respect to management compensation required under this item is incorporated by reference hereunder in the Proxy Statement for the 2008 Annual Meeting.

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required under this item is incorporated by reference to the Proxy Statement for the 2007 Annual Meeting.

ITEM 13.   Certain Relationships and Related Transactions and Director Independence

Information required under this item is incorporated by reference to the Proxy Statement for the 2007 Annual Meeting.

ITEM 14.   Principal Accountant Fees and Services

Information required under this item is incorporated by reference to the Proxy Statement for the 2007 Annual Meeting.

PART IV

ITEM 15.   Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

     The documents filed as a part of this Form 10-K are:

(A)	Report of Independent Registered Public Accounting Firm;

(B)	Consolidated Balance Sheets - December 31, 2007 and 2006;

(C)	Consolidated Statements of Income - years ended December 31, 2007, 2006 and 2005;

(D)	Consolidated Statements of Stockholders’ Equity - years ended December 31, 2007, 2006 and 2005;

(E)	Consolidated Statements of Cash Flows - years ended December 31, 2007, 2006 and 2005; and

(F)	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3)	Exhibits

3	Federal Charter and Bylaws(1)
4	Stock Certificate of Jacksonville Bancorp, Inc.(1)
10.1	Employment Agreement between Jacksonville Savings Bank and Andrew F. Applebee(1)
10.2	Employment Agreement between Jacksonville Savings Bank and Richard A. Foss(1)
10.3	Employment Agreement between Jacksonville Savings Bank and John C. Williams(1)
10.4	Jacksonville Savings Bank 1996 Stock Option Plan(2)
10.5	Jacksonville Savings Bank 2001 Stock Option Plan(2)
10.6	Amendments to the Jacksonville Savings Bank Stock Option Plans(1)
13	2007 Annual Report to Stockholders
14	Code of Ethics(3)
21	Subsidiaries
23	Consent of BKD LLP to incorporate financial statements into Registration Statement on Form S-8
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
___________________
(1)	Incorporated by reference to the Current Report on Form 8-A12G filed with the Securities and Exchange Commission on May 2, 2002 (File No. 000-49792).
(2)	Incorporated by reference to the registration statement on Form S-8 filed with the Securities and Exchange Commission on February 2, 2004 (File No. 333-112420).
(3)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-49792).

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jacksonville Bancorp, Inc.

Date: March 24, 2008	By:	/s/ Richard A. Foss
Richard A. Foss, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Richard A. Foss	By:	/s/ Andrew F. Applebee
	Richard A. Foss, President,		Andrew F. Applebee, Chairman of the Board
Chief Executive Officer and Director

Date: March 24, 2008		Date: March 24, 2008

By:	/s/ Diana S. Tone	By:	/s/ Dean H. Hess
	Diana S. Tone		Dean H. Hess, Director
Chief Financial Officer

Date: March 24, 2008		Date: March 24, 2008

By:	/s/ John L. Eyth	By:	/s/ Emily J. Osburn
	John L. Eyth, Director		Emily J. Osburn, Director

Date: March 24, 2008		Date: March 24, 2008

By:	/s/ Harmon B. Deal, III	By:	/s/ Harvey D. Scott, III
	Harmon B. Deal, III, Director		Harvey D. Scott III, Director

Date: March 24, 2008		Date: March 24, 2008

By:	/s/ Michael R. Goldasich	By:	/s/ John C. Williams
	Michael R. Goldasich, Director		John C. Williams, Director,
Senior Vice President and Trust Officer

Date: March 24, 2008		Date: March 24, 2008

EXHIBIT INDEX

3	Federal Charter and Bylaws(1)
4	Stock Certificate of Jacksonville Bancorp, Inc.(1)
10.1	Employment Agreement between Jacksonville Savings Bank and Andrew F. Applebee(1)
10.2	Employment Agreement between Jacksonville Savings Bank and Richard A. Foss(1)
10.3	Employment Agreement between Jacksonville Savings Bank and John C. Williams(1)
10.4	Jacksonville Savings Bank 1996 Stock Option Plan(2)
10.5	Jacksonville Savings Bank 2001 Stock Option Plan(2)
10.6	Amendments to the Jacksonville Savings Bank Stock Option Plans(1)
13	2007 Annual Report to Stockholders
14	Code of Ethics(3)
21	Subsidiaries
23	Consent of BKD LLP to incorporate financial statements into Registration Statement on Form S-8
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
___________________
(1)	Incorporated by reference to the Current Report on Form 8-A12G filed with the Securities and Exchange Commission on May 2, 2002 (File No. 000-49792).
(2)	Incorporated by reference to the registration statement on Form S-8 filed with the Securities and Exchange Commission on February 2, 2004 (File No. 333-112420).
(3)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-49792).