Form 10-Q
period 2008-03-31
JACKSONVILLE BANCORP INC
filed 2008-05-07
CIK 1172097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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
☐ Large Accelerated Filer	☐ Accelerated Filer
☐ Non-Accelerated Filer	☒ Smaller Reporting Company

As of April 30, 2008, there were 1,987,904 shares (*) of the Registrant’s common stock issued and outstanding.

(*)  As of April 30, 2008, 1,038,738 shares were owned by Jacksonville Bancorp, M.H.C., the Company’s mutual holding company parent.

JACKSONVILLE BANCORP, INC.

FORM 10-Q

MARCH 31, 2008

TABLE OF CONTENTS

Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets	1

	Condensed Consolidated Statements of Income	2

	Condensed Consolidated Statement of Stockholders’ Equity	3

	Condensed Consolidated Statements of Cash Flows	4-5

	Notes to the Condensed Consolidated Financial Statements	6-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22-23

Item 4.	Controls and Procedures	24

PART II	OTHER INFORMATION	25

Item 1.	Legal Proceedings
Item 2.	Changes in Securities and Stock Purchases
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

	Signatures	26

EXHIBITS

	Section 302 Certifications
	Section 906 Certification

PART I - FINANCIAL INFORMATION

JACKSONVILLE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
ASSETS	2008	2007

Cash and cash equivalents	$31,835,040	$12,175,464
Investment securities - available-for-sale	44,778,209	64,894,960
Mortgage-backed securities - available-for-sale	32,413,988	15,415,191
Federal Home Loan Bank stock	1,108,606	1,108,606
Other investment securities	267,655	291,004
Loans receivable - net of allowance for loan loss of $1,770,665 and $1,766,229 as of
March 31, 2008 and December 31, 2007	172,847,721	175,866,517
Loans held for sale - net	1,918,863	1,861,415
Premises and equipment - net	6,186,447	6,268,893
Cash surrender value of life insurance	3,232,612	3,186,228
Accrued interest receivable	1,745,269	2,105,094
Goodwill	2,726,567	2,726,567
Core deposit intangible	19,931	39,862
Capitalized mortgage servicing rights	968,428	965,679
Real estate owned	380,473	363,918
Income taxes receivable	-	13,919
Other assets	1,032,208	1,205,382

Total Assets	$301,462,017	$288,488,699

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$256,629,613	$245,720,751
Other borrowings	15,926,992	14,936,034
Advance payments by borrowers for taxes and insurance	673,366	421,489
Accrued interest payable	1,298,787	1,248,346
Deferred compensation plan	2,348,663	2,346,422
Income taxes payable	78,725	-
Other liabilities	1,237,226	1,197,766
Total liabilities	278,193,372	265,870,808

Commitments and contingencies	-	-

Preferred stock, $0.01 par value - authorized 10,000,000 shares;
none issued and outstanding	-	-

Common stock, $0.01 par value - authorized 20,000,000 shares;
issued and outstanding, 1,987,904 shares and 1,986,804 shares as of
March 31, 2008 and December 31, 2007, respectively	19,879	19,868

Additional paid-in capital	6,632,848	6,621,359

Retained earnings - substantially restricted	16,326,981	16,034,800

Accumulated other comprehensive income (loss)	288,937	(58,136)
Total stockholders’ equity	23,268,645	22,617,891

Total Liabilities and Stockholders' Equity	$301,462,017	$288,488,699

See accompanying notes to the unaudited condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)
INTEREST INCOME:
Loans	$3,100,128	$2,723,615
Investment securities	539,442	819,798
Mortgage-backed securities	296,602	114,322
Other	119,749	32,173
Total interest income	4,055,921	3,689,908

INTEREST EXPENSE:
Deposits	2,073,949	2,040,957
Other borrowings	145,789	88,335
Total interest expense	2,219,738	2,129,292

NET INTEREST INCOME	1,836,183	1,560,616

PROVISION FOR LOAN LOSSES	30,000	30,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,806,183	1,530,616

OTHER INCOME:
Service charges on deposit accounts	207,588	229,959
Commission income	300,381	193,179
Loan servicing fees	82,038	87,189
Mortgage banking operations, net	45,107	(23,199)
Trust income	51,096	26,809
Other	61,199	23,277
Total other income	747,409	537,214

OTHER EXPENSES:
Salaries and employee benefits	1,354,687	1,265,824
Occupancy and equipment	290,551	267,647
Data processing	107,117	105,599
Advertising	30,037	24,987
Legal and accounting	35,357	31,846
Postage and office supplies	79,128	85,498
Other	192,907	199,828
Total other expenses	2,089,784	1,981,229

INCOME BEFORE INCOME TAXES	463,808	86,601
INCOME TAXES (BENEFIT)	100,439	(17,356)

NET INCOME	363,369	103,957

NET INCOME PER COMMON SHARE - BASIC	$0.18	$0.05
NET INCOME PER COMMON SHARE - DILUTED	$0.18	$0.05

See accompanying notes to the unaudited condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Stockholders’	Comprehensive
	Stock	Capital	Earnings	Income	Equity	Income
	(Unaudited)
BALANCE, DECEMBER 31, 2007	$19,868	$6,621,359	$16,034,800	$(58,136)	$22,617,891

Net income	-	-	363,369	-	363,369	$363,369
Other comprehensive income - change in
net unrealized gains on securities
available-for-sale, net of taxes of $178,892	-	-	-	347,197	347,197	347,197
Less: reclassification adjustment for gains
included in net income, net of tax of $64	-	-	-	(124)	(124)	(124)
Comprehensive Income						$710,442

Exercise of stock options	11	10,989	-	-	11,000
Compensation expense for stock options	-	500	-	-	500
Dividends on common stock ($.075 per share)	-	-	(71,188)	-	(71,188)

BALANCE, MARCH 31, 2008	$19,879	$6,632,848	$16,326,981	$288,937	$23,268,645

See accompanying notes to the unaudited condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$363,369	$103,957
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, amortization and accretion:
Premises and equipment	109,427	106,394
Amortization(accretion) of investment premiums and discounts, net	(777)	1,470
Amortization of intangible assets	19,931	19,931
Compensation expense related to stock options	500	500
Provision for loan losses	30,000	30,000
Mortgage banking operations, net	(45,107)	23,199
Gain on sale of real estate owned	(6,436)	-
Changes in income taxes payable	92,644	21,819
Changes in other assets and liabilities	399,773	202,786
Net cash provided by operations before loan sales	963,324	510,056
Origination of loans for sale to secondary market	(10,610,799)	(600,800)
Proceeds from sales of loans to secondary market	10,595,709	741,878
Net cash provided by operating activities	948,234	651,134

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment and mortgage-backed securities	(36,731,355)	(7,998,150)
Maturity or call of investment securities available-for-sale	38,289,242	1,745,000
Sale of investment securities available for sale	1,239,407	-
Principal payments on mortgage-backed and investment securities	870,843	380,514
Proceeds from sale of other real estate owned	25,620	-
Increase(decrease) in loans, net	2,953,057	(939,152)
Additions to premises and equipment	(26,981)	(19,183)

Net cash used in investing activities	6,619,833	(6,830,971)

		(Continued)

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$10,908,862	$7,707,023
Net increase (decrease) in other borrowings	990,958	(419,822)
Increase in advance payments by borrowers for taxes and insurance	251,877	239,778
Exercise of stock options, including tax benefit	11,000	26,000
Purchase and retirement of common stock	-	(14,994)
Dividends paid - common stock	(71,188)	(71,083)

Net cash provided by financing activities	12,091,509	7,466,902

NET INCREASE IN CASH AND CASH EQUIVALENTS	19,659,576	1,287,065

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,175,464	9,330,566

CASH AND CASH EQUIVALENTS, END OF PERIOD	$31,835,040	$10,617,631

ADDITIONAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest on deposits	$2,022,558	$2,010,401
Interest on other borrowings	146,739	90,899
Income taxes paid	25,000	-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Real estate acquired in settlement of loans	$93,739	$33,500
Loans to facilitate sales of real estate owned	58,000	-

See accompanying notes to unaudited condensed consolidated financial statements

JACKSONVILLE BANCORP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	FINANCIAL STATEMENTS

The accompanying interim condensed consolidated financial statements include the accounts of Jacksonville Bancorp, Inc. and its wholly-owned subsidiary, Jacksonville Savings Bank (the “Bank”) and its wholly-owned subsidiary, Financial Resources Group, Inc. collectively (the “Company”).  All significant intercompany accounts and transactions have been eliminated.

In the opinion of management, the preceding unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of March 31, 2008 and December 31, 2007 and the results of its operations for the three month periods ended March 31, 2008 and 2007.  The results of operations for the three month period ended March 31, 2008 are not necessarily indicative of the results which may be expected for the entire year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2007 filed as an exhibit to the Company’s Form 10-K filed in March, 2008.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP) and to prevailing practices within the industry.

Certain amounts included in the 2007 consolidated statements have been reclassified to conform to the 2008 presentation.

2.	NEWLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157).  FAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  FAS 157 has been applied prospectively as of the beginning of the period.

FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  FAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in active markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Available-for-Sale Securities – The fair value of available-for-sale securities are determined by various valuation methodologies.  Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  The Company has no Level 1 securities.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows.  Level 2 securities include certain U.S. agency bonds, collateralized mortgage and debt obligations, and certain municipal securities.  In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include certain residual municipal securities and other less liquid securities.

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall as of March 31, 2008:

Fair Value Measurements Using
Quoted Prices
		in Active		Significant
		Markets for		Other	Significant
		Identical		Observable	Unobservable
		Assets		Inputs	Inputs
	Fair Value	(Level 1)		(Level 2)	(Level 3)
Available-for-sale
securities	$77,192,197	$-	$	$ 75,897,848	$1,294,349

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements using significant unobservable (Level 3) inputs:

Available-
for-sale
Securities
Beginning Balance	$506,765
Total realized and unrealized gains
and losses
Included in net income	-
Included in other comprehensive
income	-
Purchases, issuances, and settlements	787,584
Transfers in and/or out of Level 3	-
Ending Balance	$1,294,349
Total gains or losses for the period
included in net income attributed to
the change in unrealized gains or losses
related to assets and liabilities still held
at the reporting date	$-

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company has not elected the fair value option for any financial assets or liabilities as of March 31, 2008.

3.	NEW ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (FAS 161), Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133.  FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements.  FAS 161 is effective for fiscal years beginning after November 15, 2008.  The Company does not expect the implementation of FAS 161 to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (FAS 160), Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51.  FAS 160 requires that a noncontrolling interest in a subsidiary be reported separately within equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements.  It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in deconsolidation.  FAS 160 is effective for fiscal years beginning after December 15, 2008.  The Company does not expect the implementation of FAS 160 to have a material impact on its consolidated statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R (FAS 141R), Business Combinations.  FAS 141R establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  FAS 141R is effective for acquisition dates in fiscal years beginning after December 15, 2008.  The Company does not expect the implementation of FAS 141R to have a material impact on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (FAS 158), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 88, 106, and 132R, which requires recognition of a net liability or asset to report the funded status of defined benefit pension and other postretirement plans on the balance sheet and recognition (as a component of other comprehensive income) of changes in the funded status in the year in which the changes occur.  Additionally, FAS 158 requires measurement of a plan’s assets and obligations as of the balance sheet date and additional disclosures in the notes to the financial statements.  The recognition and disclosure provisions of FAS 158 are effective for fiscal years ending after December 15, 2006, while the requirements to measure a plan’s assets and obligations as of the balance sheet date is effective for fiscal years ending after December 15, 2008.  There was no material impact in regard to adoption of the recognition and disclosure provisions of FAS 158.  The Company is currently evaluating the impact the adoption of the remaining provisions of FAS 158 will have on its financial reporting and disclosures.

4.	EARNINGS PER SHARE

Earnings Per Share - Basic earnings per share is determined by dividing net income for the period by the weighted average number of common shares.  Diluted earnings per share considers the potential effects of the exercise of the outstanding stock options under the Company’s Stock Option Plans.

The following reflects earnings per share calculations for basic and diluted methods:

	March 31,
	2008	2007

Net income available to common stockholders	$363,369	$103,957

Basic average shares outstanding	1,987,130	1,985,796

Dilutive potential common shares:
Stock options	2,241	6,747
Diluted average shares outstanding	1,989,371	1,992,543

Basic earnings per share	$0.18	$0.05

Diluted earnings per share	$0.18	$0.05

5.	LOAN PORTFOLIO COMPOSITION

At March 31, 2008 and December 31, 2007, the composition of the Company’s loan portfolio was as follows.

	March 31, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate loans:
One-to-four family residential	$46,970	27.2%	$50,459	28.7%
Commercial and agricultural	45,730	26.5	44,100	25.1
Multi-family residential	5,082	2.9	4,741	2.7
Total real estate loans	97,782	56.6	99,300	56.5
Commercial agricultural business loans	36,148	20.9	36,539	20.8
Consumer loans:
Home equity/home improvement	29,226	16.9	30,087	17.1
Automobile	5,346	3.1	5,334	3.0
Other	6,111	3.5	6,402	3.6
Total consumer loans	40,683	23.5	41,823	23.7
Total loans receivable	174,613	101.0	177,662	101.0

Less:
Unearned discount and deferred loan fees, net	(6)	-	29	-
Allowance for loan losses	1,771	1.0	1,766	1.0
Total loans receivable, net	$172,848	100.0%	$175,867	100.0%

6.	INVESTMENT LOSSES

Declines in the fair value of available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  At March 31, 2008, the Company does not hold any investment securities that it considers to be other-than-temporarily impaired.  The following table shows the gross unrealized losses and fair value, aggregated by investment type and length of time that individual securities have been in a continuous loss position, at March 31, 2008.

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value

State and political
organizations	$216	$7,010	$-	$-	$216	$7,010
U.S. government
and agencies	1	500	-	-	1	500

Subtotal	217	7,510	-	-	217	7,510

Mortgage-backed
securities	46	5,284	12	2,324	58	7,608

Total	$263	$12,794	$12	$2,324	$275	$15,118

7.	FEDERAL HOME LOAN BANK STOCK

The Company owns approximately $1.1 million of Federal Home Loan Bank stock.  During the third quarter of 2007, the Federal Home Loan Bank of Chicago received a Cease and Desist Order from their regulator, the Federal Housing Finance Board.  The order prohibits capital stock repurchases and redemptions until a time to be determined by the Federal Housing Finance Board.  With regards to dividends, the Federal Home Loan Bank will continue to assess their dividend capacity each quarter and make appropriate requests for approval.  Management performed an analysis and deemed the investment in FHLB stock was not impaired as of March 31, 2008.  During the second quarter of 2008, the Federal Home Loan Bank reported that they will no longer enter into new master commitments or renew existing master commitments to purchase mortgage loans from participating financial institutions under the Mortgage Partnership Finance (MPF) program.  They will continue to fund new loans under existing master commitments through July 31, 2008.  While the Company is currently participating in the MPF program, the Company has other funding alternatives, including selling loans to Freddie Mac.

8.	INCOME TAXES

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense (benefit) for the three months ended March 31, 2008 and 2007 is shown below.

	March 31, 2008	March 31, 2007
Computed at the statutory rate (34%)	$157,695	$29,444
Increase (decrease) resulting from
Tax exempt interest	(62,894)	(24,900)
State income taxes, net	8,607	(22,440)
Other, net	(2,969)	540

Actual tax expense (benefit)	$100,439	$(17,356)

9.	COMMITMENTS AND CONTINGENCIES

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

Forward Looking Statements

This Form 10-Q contains certain “forward-looking statements” which may be identified by the use of words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.”  Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors that could cause actual results to differ materially from these estimates and most other statements that are not historical in nature.  These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage and other loans, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing of products and services.

New Accounting Standards Adopted During First Quarter 2008

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157).  FAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  FAS 157 has been applied prospectively as of the beginning of the period.

Financial Condition

March 31, 2008 Compared to December 31, 2007

Total assets increased $13.0 million to $301.5 million at March 31, 2008 from $288.5 million at December 31, 2007.  Net loans decreased $3.0 million to $172.8 million at March 31, 2008.  Available-for-sale investment securities decreased $20.1 million primarily due to $38.3 million in calls of U.S. agency bonds, partially offset by the purchase of $9.0 million of U.S. agency bonds and $10.2 million of tax-free municipal bonds.  Mortgage-backed securities increased $17.0 million during this same time frame, mostly due to purchases of $17.5 million, partially offset by principal payments.  Cash and cash equivalents increased $19.7 million, mostly comprised of a $16.6 million increase in federal funds sold, due to deposit growth and the timing of investment cash flows.  Deposits grew $10.9 million during the first quarter of 2008.  Other borrowings increased $991,000 due to an increase in securities sold under agreements to repurchase.

Stockholders’ equity increased $651,000 to $23.3 million at March 31, 2008.  The increase resulted from net income of $363,000, partially offset by the payment of $71,000 in dividends, and a $347,000 increase in unrealized gains, net of tax, on available-for-sale securities.  The change in unrealized gains on available-for-sale securities is driven by market conditions and, therefore, can fluctuate daily.  Stockholders’ equity was also affected by the receipt of $12,000 from the exercise of stock options during the first quarter of 2007.  The $12,000 reflects the $11,000 received from the exercise of stock options and $500 in compensation expense related to options.

Results of Operations

Comparison of Operating Results for the Three Months Ended March 31, 2008 and 2007

General:  Net income for the three months ended March 31, 2008 was $363,000, or $0.18 per common share, basic and diluted.  Net income was $104,000, or $0.05 per common share, basic and diluted, for the three months ended March 31, 2007.  The increase of $259,000 is due to increases of $276,000 in net interest income and $210,000 in other income, partially offset by increases of $109,000 in other expense and $118,000 in income taxes.  The Company’s operations benefited from the steepening of the yield curve, as the Federal Reserve aggressively lowered short-term interest rates.  In addition, net income was positively affected by the stable level of nonperforming assets.

Interest Income:  Total interest income for the three months ended March 31, 2008 increased $366,000 from the same period of 2007.  The increase in interest income reflects increases in interest income of $376,000 on loans, $182,000 on mortgage-backed securities, and $88,000 on other interest earning assets, partially offset by a decrease of $280,000 in interest on investment securities.

The increase in interest income on loans is primarily due to a $20.3 million increase in the average balance of the loan portfolio to $178.0 million during the first quarter of 2008 compared to the first quarter of 2007.  The growth in the average balance of loans is primarily due to an increase in fixed-rate residential real estate loans and commercial real estate loans, including the purchase of participations from other institutions.  In order to increase income, the Company retained a portion of fixed-rate real estate loans in the portfolio during 2007, rather than selling them to the secondary market.  Interest income also benefited from an increase in the average yield of the loan portfolio to 6.97% from 6.91% for the three months ended March 31, 2008 and 2007, respectively.

The $280,000 decrease in interest income on investment securities reflects a decrease of $26.8 million in the average balance of the portfolio to $55.2 million during the first quarter of 2008, as compared to the first quarter of 2007.  The decrease in the average balance reflects an increase in calls, a portion of which have been reinvested into tax-free municipal bonds, as well as mortgage-backed securities.  The average balance of municipal securities increased $12.3 million during this same time frame.  The average yield of investment securities decreased to 3.91% from 4.00% during the first quarter of 2008 and 2007, respectively.  This book yield does not reflect the benefit of the higher tax-equivalent yield of the municipal bonds, which is reflected in income tax expense.

Interest income on mortgage-backed securities increased $182,000 during the first quarter of 2008 compared to the first quarter of 2007.  The increased interest income on mortgage-backed securities reflects an increase of $13.9 million in the average balance of mortgage-backed securities to $23.9 million during the first quarter of 2008.  The growth in mortgage-backed securities has been funded by calls of investment securities.  Interest income also benefited from an increase in the average yield to 4.96% from 4.55% during the three months ended March 31, 2008 and 2007, respectively.

Interest income on other interest earning assets, which consist of interest-earning deposit accounts and federal funds sold, increased during the first quarter of 2008 primarily due to a higher average balance.  The average balance of these accounts increased $13.6 million to $16.6 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.  The increase in the average balance is primarily due to funds provided by deposit growth.  The average yield on these accounts decreased to 2.88% from 4.22% during the first quarter of 2008 and 2007, respectively, reflecting the decreases in short-term interest rates during the fourth quarter of 2007 through 2008.

Interest Expense:  Total interest expense for the three months ended March 31, 2008 increased $90,000 compared to the three months ended March 31, 2007.  The higher interest expense was due to increases of $33,000 in the cost of deposits and $57,000 in interest expense on borrowed funds.

The higher interest expense on deposits is primarily due to a $14.4 million increase in the average balance of deposits to $234.8 million during the first quarter of 2008.  The increase in interest expense on deposits was partially offset by a decrease in the cost to 3.53% from 3.70% during the first quarter of 2008 and 2007, respectively, reflecting the decrease in short-term market rates.  The increase in the average balance reflects growth in certificate of deposit accounts and money market deposit accounts.

Interest paid on borrowed funds increased $57,000 primarily due to a $6.2 million increase in the average balance of borrowed funds to $13.8 million during the first quarter of 2008 compared to same period of 2007.  The increase in borrowed funds is mostly due to a $6.0 million increase in the average balance of advances from the Federal Home Loan Bank.  The remainder of borrowed funds consists of securities sold an under agreement to repurchase.  The higher interest expense was partially offset by a decrease in the average cost to 4.21% from 4.61% during the first three months of 2008 and 2007, respectively.

Provision for Loan Losses: The provision for loan losses is determined by management as the amount needed to replenish the allowance for loan losses, after net charge-offs have been deducted, to a level considered adequate to absorb inherent losses in the loan portfolio, in accordance with accounting principles generally accepted in the United States of America.  The following table shows the activity in the allowance for loan losses for the three months ended March 31, 2008 and 2007.

	Three Months Ended
	March 31, 2008	March 31, 2007
	(In thousands)
Balance at beginning of period	$1,766	$1,864
Charge-offs:
One-to-four family residential	31	-
Commercial and agricultural business	-	8
Home equity/home improvement	-	38
Automobile	2	-
Other Consumer	-	20
Total	33	66
Recoveries:
One-to-four family residential	-	1
Commercial and agricultural real estate	1	-
Home equity/home improvement	2	1
Automobile	2	3
Other Consumer	2	10
Total	7	15
Net loans charged off	26	51
Additions charged to operations	30	30
Balance at end of period	$1,770	$1,843

The allowance for loan losses increased to $1,770,000 at March 31, 2008 from $1,766,000 at December 31, 2007.  The increase is the result of the provision for loan losses exceeding net charge-offs during the first quarter of 2008.  Net charge-offs decreased to $26,000 during the first quarter of 2008 compared to net charge-offs of $51,000 during the first quarter of 2007.  The provision for loan losses equaled $30,000 during the first quarter of 2008 and 2007.  Provisions for loan losses have been made to bring the allowance for loan losses to a level deemed adequate following management’s evaluation of the repayment capacity and collateral protection afforded by each problem credit identified by management.  This review also considered the local economy and the level of bankruptcies and foreclosures in the Company’s market area.  The following table sets forth information regarding nonperforming assets at the dates indicated.

	March 31, 2008	December 31, 2007
	(In thousands)
Non-accruing loans:
One-to-four family residential	$329	$310
Commerical and agricultural real estate	201	218
Commercial and agricultural business	63	82
Home equity/Home improvement	177	89
Automobile	6	12
Other consumer	2	12
Total	$778	$723

Accruing loans delinquent more than 90 days:
One-to-four family residential	$47	$203
Commercial and agricultural real estate	-	156
Automobile	30	-
Other consumer	1	9
Total	$78	$368

Foreclosed assets:
One-to-four family residential	$132	$115
Commercial and agricultural real estate	249	249
Automobiles	9	23
Total	$390	$387

Total nonperforming assets	$1,246	$1,478

Total as a percentage of total assets	0.41%	0.51%

The following table shows the aggregate principal amount of potential problem credits on the Company’s watch list at March 31, 2008 and December 31, 2007.  All nonaccrual loans are automatically placed on the watch list.

	March 31, 2008	December 31, 2007
	(In thousands)
Special Mention credits	$2,449	$2,649
Substandard credits	2,960	3,338
Total watch list credits	$5,409	$5,987

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

Other Income:  Total other income for the three months ended March 31, 2008 increased $210,000 from the comparable period in 2007.  The increase in other income is primarily attributed to increases of $107,000 in commission income, $68,000 in net income from mortgage banking operations, $37,000 in earnings on cash surrender value of life insurance, and $24,000 in trust income, partially offset by a $22,000 decrease in service charges on deposits.  The increases in commission and trust income are due to continued growth in brokerage and trust accounts.  The increase in mortgage banking income is due to a higher volume of sales of $10.3 million to the secondary market.  The higher earnings on cash surrender value reflect a $2.8 million increase in bank-owned life insurance during December 2007.

Other Expense:  Total other expense for the three months ended March 31, 2008 increased $109,000 from the same period of 2007.  The increase in other expense is mainly comprised of increases of $89,000 in salaries and benefits and $23,000 in occupancy expense.  The increase in salaries and benefits expense reflects annual wage and cost increases and higher commissions.  The higher occupancy expense is primarily due to an increase in building maintenance and service contract expense.

Income Taxes:  During the three months ended March 31, 2008, the Company had a tax expense of $100,000 compared to a benefit of $17,000 during the same period of 2007.  The increase in the tax provision reflects an increase in taxable income due to higher income, net of an increase in the benefit of tax-exempt investment income.

Liquidity and Capital Resources

The Company’s most liquid assets are cash and cash equivalents.  The levels of these assets are dependent on the Company’s operating, financing, and investing activities.  At March 31, 2008 and December 31, 2007, cash and cash equivalents totaled $31.8 million and $12.2 million, respectively.  The Company’s primary sources of funds include principal and interest repayments on loans (both scheduled payments and prepayments), maturities of investment securities and principal repayments from mortgage-backed securities (both scheduled payments and prepayments).  During the past three months, the most significant sources of funds have been growth in deposits and calls of investment securities.  These funds have been used primarily for purchases of municipal and mortgage-backed securities.

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

Liquidity management is both a short- and long-term responsibility of management.  The Company adjusts its investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) projected purchases of investment and mortgage-backed securities, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) liquidity of its asset/liability management program.  Excess liquidity is generally invested in interest-earning overnight deposits and other short-term U.S. agency obligations.  If the Company requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB.  The Company may borrow from the FHLB under a blanket agreement which assigns all investments in FHLB stock as well as qualifying first mortgage loans equal to 150% of the outstanding balance as collateral to secure the amounts borrowed.  This borrowing arrangement is limited to a maximum of 30% of the Company’s total assets or twenty times the balance of FHLB stock held by the Company.  At March 31, 2008, the Company had $10.0 million in outstanding FHLB advances and approximately $12.2 million remaining available to it under the above-mentioned borrowing arrangement.

The Company maintains minimum levels of liquid assets as established by the Board of Directors.  The Company’s liquidity ratios at March 31, 2008 and December 31, 2007 were 31.8% and 26.1%, respectively.  This ratio represents the volume of short-term liquid assets as a percentage of net deposits and borrowings due within one year.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments.  The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above.  The following table summarizes these commitments at March 31, 2008 and December 31, 2007.

	March 31, 2008	December 31, 2007
	(In thousands)
Commitments to fund loans	$41,572	$41,587
Standby letters of credit	117	37

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined).  Management believes, at March 31, 2008, that the Company meets all its capital adequacy requirements.

Under Illinois law, Illinois-chartered savings banks are required to maintain a minimum core capital to total assets ratio of 3%.  The Illinois Commissioner of Savings and Residential Finance (the “Commissioner”) is authorized to require a savings bank to maintain a higher minimum capital level if the Commissioner determines that the savings bank’s financial condition or history, management or earnings prospects are not adequate.  If a savings bank’s core capital ratio falls below the required level, the Commissioner may direct the savings bank to adhere to a specific written plan established by the Commissioner to correct the savings bank’s capital deficiency, as well as a number of other restrictions on the savings bank’s operations, including a prohibition on the declaration of dividends by the savings bank’s board of directors.  At March 31, 2008, the Bank’s core capital ratio was 6.85% of total average assets, which substantially exceeded the required amount.

The Bank is also required to maintain regulatory capital requirements imposed by the Federal Deposit Insurance Corporation.  The Bank must have:  (i) Tier 1 Capital to Average Assets of 4.0%, (ii) Tier 1 Capital to Risk-Weighted Assets of 4.0%, and (iii) Total Capital to Risk-Weighted Assets of 8.0%.  At March 31, 2008, minimum requirements and the Bank's actual ratios are as follows:

	March 31, 2008	December 31, 2007	Minimum
	Actual	Actual	Required

Tier 1 Capital to Average Assets	6.85%	7.02%	4.00%
Tier 1 Capital to Risk-Weighted Assets	10.19%	10.38%	4.00%
Total Capital to Risk-Weighted Assets	11.10%	11.32%	8.00%

Future capital levels should benefit from the decision of the Company’s parent company, Jacksonville Bancorp, MHC, to waive its right to receive dividends.  The mutual holding company has received approval from its primary regulator, the Office of Thrift Supervision, for such waivers through the quarter ended September 30, 2008.

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

Consolidated Average Balance Sheet and Interest Rates
(Dollars in thousands)
	Three Months Ended March 31
	2008			2007
	Average			Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earnings assets:
Loans	$177,964	$3,100	6.97%	$157,631	$2,724	6.91%
Investment securities	55,151	540	3.91%	81,924	820	4.00%
Mortgage-backed securities	23,917	296	4.96%	10,048	114	4.55%
Other	16,618	120	2.88%	3,048	32	4.22%
Total interest-earning assets	273,650	4,056	5.93%	252,651	3,690	5.84%

Non-interest earnings assets	20,992			17,749
Total assets	$294,642			$270,400

Interest-bearing liabilities:
Deposits	$234,764	$2,074	3.53%	$220,396	$2,041	3.70%
Short-term borrowings	13,844	146	4.21%	7,667	88	4.61%
Total interest-bearing liabilities	248,608	2,220	3.57%	228,063	2,129	3.73%

Non-interest bearing liabilities	23,207			21,036
Stockholders' equity	22,827			21,301

Total liabilities/stockholders' equity	$294,642			$270,400

Net interest income		$1,836			$1,561

Interest rate spread (average yield earned
minus average rate paid)			2.36%			2.11%

Net interest margin (net interest income
divided by average interest-earning assets)			2.68%			2.47%

The following table sets forth the changes in rate and changes in volume of the Company’s interest earning assets and liabilities.

Three Months Ended March 31
	2008 Compared to 2007
	Increase(Decrease) Due to
	Rate	Volume	Net
	(In thousands)
Interest-earnings assets:
Loans	$22	$354	$376
Investment securities	(18)	(262)	$(280)
Mortgage-backed securities	11	171	$182
Other	(13)	101	$88
Total net change in income on
interest-earning assets	2	364	366

Interest-bearing liabilities:
Deposits	(97)	130	$33
Other borrowings	(8)	65	$57
Total net change in expense on
interest-bearing liabilities	(105)	195	90

Net change in net interest income	$107	$169	$276

JACKSONVILLE BANCORP, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s policy in recent years has been to reduce its interest rate risk by better matching the maturities of its interest rate sensitive assets and liabilities, selling its long-term fixed-rate residential mortgage loans with terms of 15 years or more to the secondary market, originating adjustable rate loans, balloon loans with terms ranging from three to five years and originating consumer and commercial business loans, which typically are for a shorter duration and at higher rates of interest than one-to-four family loans.  The investment portfolio has been laddered to better match the interest-bearing liabilities.  With respect to liabilities, the Company has attempted to increase its savings and transaction deposit accounts, which management believes are more resistant to changes in interest rates than certificate accounts.  The Board of Directors appoints the Asset-Liability Management Committee (ALCO), which is responsible for reviewing the Company’s asset and liability policies.  The ALCO meets quarterly to review interest rate risk and trends, as well as liquidity and capital ratio requirements.

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

The following table shows projected results at March 31, 2008 and December 31, 2007 of the impact on net interest income from an immediate change in interest rates, as well as the benchmarks established by the ALCO.  The results are shown as a dollar and percentage change in net interest income over the next twelve months.

	Change in Net Interest Income
	(Dollars in thousands)
	March 31, 2008		December 31, 2007		ALCO
Rate Shock:	$ Change	% Change	$ Change	% Change	Benchmark
+ 200 basis points	919	12.01%	108	1.62%	> (20.00)%
+ 100 basis points	972	12.71%	224	3.36%	> (12.50)%
- 100 basis points	772	10.09%	326	4.90%	> (12.50)%
- 200 basis points	552	7.21%	352	5.29%	> (20.00)%

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1.A.	Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in its annual report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

	31.1 -	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
	31.2 -	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
	32.1 -	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACKSONVILLE BANCORP, INC.
Registrant

Date: 05/06/2008	/s/ Richard A. Foss
Richard A. Foss
President and Chief Executive Officer

/s/ Diana S. Tone
Diana S. Tone
Chief Financial Officer