Form 10-Q
period 2008-06-30
JACKSONVILLE BANCORP INC
filed 2008-08-08
CIK 1172097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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

As of July 31, 2008, there were 1,987,904 shares (*) of the Registrant’s common stock issued and outstanding.

(*)  As of July 31, 2008, 1,038,738 shares were owned by Jacksonville Bancorp, M.H.C., the Company’s mutual holding company parent.

JACKSONVILLE BANCORP, INC.

FORM 10-Q

JUNE 30, 2008
TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets	1

	Condensed Consolidated Statements of Income	2

	Condensed Consolidated Statement of Stockholders’ Equity	3

	Condensed Consolidated Statements of Cash Flows	4-5

	Notes to the Condensed Consolidated Financial Statements	6-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	13-25

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26-27

Item 4.T	Controls and Procedures	28

PART II	OTHER INFORMATION	29

Item 1.	Legal Proceedings
Item 2.	Changes in Securities and Stock Purchases
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

	Signatures	30

EXHIBITS

Section 302 Certifications
Section 906 Certification

PART I – FINANCIAL INFORMATION

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
ASSETS	2008	2007
	(Unaudited)

Cash and cash equivalents	$12,658,785	$12,175,464
Investment securities - available-for-sale	53,870,989	64,894,960
Mortgage-backed securities - available-for-sale	34,125,690	15,415,191
Federal Home Loan Bank stock	1,108,606	1,108,606
Other investment securities	260,992	291,004
Loans receivable - net of allowance for loan losses of $1,777,325 and $1,766,229 as of
June 30, 2008 and December 31, 2007	173,682,905	175,866,517
Loans held for sale, net	1,419,741	1,861,415
Premises and equipment - net	6,147,570	6,268,893
Cash surrender value of life insurance	3,433,452	3,186,228
Accrued interest receivable	2,217,185	2,105,094
Goodwill	2,726,567	2,726,567
Capitalized mortgage servicing rights	980,315	965,679
Real estate owned	373,217	363,918
Income taxes receivable	19,328	13,919
Other assets	1,864,274	1,245,244

Total Assets	$294,889,616	$288,488,699

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$249,479,437	$245,720,751
Borrowings	17,630,672	14,936,034
Advance payments by borrowers for taxes and insurance	836,122	421,489
Accrued interest payable	1,078,335	1,248,346
Deferred compensation plan	2,474,165	2,346,422
Other liabilities	1,349,329	1,197,766
Total liabilities	272,848,060	265,870,808

Commitments and contingencies

Stockholders' equity

Preferred stock, $0.01 par value - authorized 10,000,000 shares;
none issued and outstanding	-	-

Common stock, $0.01 par value - authorized 20,000,000 shares;
issued and outstanding, 1,987,904 shares and 1,986,804 shares as of
June 30, 2008 and December 31, 2007, respectively	19,879	19,868

Additional paid-in capital	6,633,353	6,621,359

Retained earnings	16,679,573	16,034,800

Accumulated other comprehensive loss	(1,291,249)	(58,136)
Total stockholders’ equity	22,041,556	22,617,891

Total Liabilities and Stockholders' Equity	$294,889,616	$288,488,699

See accompanying notes to the condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
INTEREST INCOME:
Loans	$2,920,561	$2,844,233	$6,020,689	$5,567,848
Investment securities	496,184	828,457	1,035,626	1,648,255
Mortgage-backed securities	424,635	154,446	721,237	268,768
Other	92,083	27,502	211,831	59,675
Total interest income	3,933,463	3,854,638	7,989,383	7,544,546
INTEREST EXPENSE
Deposits	1,871,143	2,104,833	3,945,092	4,145,790
Borrowings	152,755	125,957	298,544	214,292
Total interest expense	2,023,898	2,230,790	4,243,636	4,360,082

NET INTEREST INCOME	1,909,565	1,623,848	3,745,747	3,184,464

PROVISION FOR LOAN LOSSES	30,000	-	60,000	30,000
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	1,879,565	1,623,848	3,685,747	3,154,464

OTHER INCOME:
Service charges on deposit accounts	226,635	244,598	434,224	474,557
Commission income	283,628	268,409	584,008	461,588
Loan servicing fees	83,137	85,017	165,175	172,206
Mortgage banking operations, net	45,679	(19,302)	90,786	(42,501)
Trust income	45,651	24,462	96,747	51,271
Increase in cash surrender value	34,658	1,604	80,913	8,448
Other	32,790	20,665	47,735	37,098
Total other income	752,178	625,453	1,499,588	1,162,667
OTHER EXPENSES:
Salaries and employee benefits	1,368,459	1,255,693	2,723,145	2,521,516
Occupancy and equipment	263,031	268,621	553,582	536,268
Data processing	114,636	107,188	221,752	212,787
Postage and office supplies	69,399	71,661	148,527	157,158
Profesional fees	54,641	39,906	89,997	71,752
Advertising	27,874	30,296	57,911	55,283
FDIC insurance	14,531	7,010	21,397	13,822
Other	200,435	233,380	386,480	426,398
Total other expenses	2,113,006	2,013,755	4,202,791	3,994,984

INCOME BEFORE INCOME TAXES	518,737	235,546	982,544	322,147

INCOME TAXES	94,956	33,223	195,395	15,867

NET INCOME	$423,781	$202,323	$787,149	$306,280

NET INCOME PER COMMON SHARE, BASIC	$0.21	$0.10	$0.40	$0.15

NET INCOME PER COMMON SHARE, DILUTED	$0.21	$0.10	$0.40	$0.15

See accompanying notes to unaudited condensed consolidated financial statements

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

				Accumulated
		Additional		Other	Total
	Common	Paid-in	Retained	Comprehensive	Stockholders'	Comprehensive
(Unaudited)	Stock	Capital	Earnings	Loss	Equity	Loss

BALANCE, DECEMBER 31, 2007	$19,868	$6,621,359	$16,034,800	$(58,136)	$22,617,891

Net Income	-	-	787,149	-	787,149	$787,149

Other comprehensive loss - change in
net unrealized losses on securities available
for sale, net of tax benefit of $635,176	-	-	-	(1,232,989)	(1,232,989)	(1,232,989)
Reclassification adjustment for gains
included in net income, net of tax of $64	-	-	-	(124)	(124)	(124)
Comprehensive Loss						$(445,964)

Exercise of stock options	11	10,989	-	-	11,000
Compensation expense for stock options		1,005			1,005
Dividends on common stock ($0.15 per share)	-	-	(142,376)	-	(142,376)

BALANCE, JUNE 30, 2008	$19,879	$6,633,353	$16,679,573	$(1,291,249)	$22,041,556

See accompanying notes to unaudited condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2008	2007
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$787,149	$306,280
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, amortization and accretion:
Premises and equipment	218,732	214,414
Amortization(accretion) of investment premiums and discounts, net	27,003	(1,273)
Amortization of intangible assets	39,862	39,862
Compensation expense related to stock options	1,005	1,005
Provision for loan losses	60,000	30,000
Mortgage banking operations, net	(90,786)	42,501
Gains on sale of real estate owned	(11,128)	(12,734)
Changes in income taxes payable	(5,409)	38,891
Changes in other assets and liabilities	(287,204)	47,986
Net cash provided by operations before loan sales	739,224	706,932
Origination of loans for sale to secondary market	(18,767,181)	(1,833,670)
Proceeds from sales of loans to secondary market	19,285,005	2,227,703
Net cash provided by operating activities	1,257,048	1,100,965

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment and mortgage-backed securities	(56,381,390)	(10,047,576)
Maturity or call of investment securities available-for-sale	43,270,492	2,265,400
Proceeds from sale of investment and mortgage-backed securities	1,239,407	337,144
Principal payments on mortgage-backed and investment securities	2,319,807	885,034
Proceeds from sale of other real estate owned	66,287	61,555
(Increase) decrease in loans, net	2,072,498	(5,981,394)
Proceeds from disposal of premises and equipment	32,795	-
Gains on disposal of premises and equipment	(6,517)	-
Additions to premises and equipment	(123,687)	(98,535)

Net cash used in investing activities	(7,510,308)	(12,578,372)

		(Continued)

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2008	2007
	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$3,758,686	$4,164,262
Net increase in borrowings	2,694,638	2,674,689
Increase in advance payments by borrowers for taxes and insurance	414,633	404,417
Exercise of stock options, including tax benefit	11,000	26,000
Purchase and retirement of common stock	-	(14,994)
Dividends paid - common stock	(142,376)	(142,211)

Net cash provided by financing activities	6,736,581	7,112,163

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	483,321	(4,365,244)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,175,464	9,330,566

CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,658,785	$4,965,322

ADDITIONAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest on deposits	$4,112,753	$4,147,469
Interest on other borrowings	300,894	194,636
Income taxes paid	214,400	49,000

NONCASH INVESTING AND FINANCING ACTIVITIES:
Real estate acquired in settlement of loans	$144,739	$381,695
Loans to facilitate sales of real estate owned	93,625	125,500

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

In the opinion of management, the preceding unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of June 30, 2008 and December 31, 2007 and the results of operations for the three and six month periods ended June 30, 2008 and 2007.  The results of operations for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results which may be expected for the entire year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2007 filed as an exhibit to the Company’s 10-K filed in March 2008.  The accounting and reporting policies of the Company and its subsidiary conform to accounting principles generally accepted in the United States of America and to the prevailing practices within the banking industry.

Certain amounts included in the 2007 consolidated statements have been reclassified to conform to the 2008 presentation, with no effect on net income or stockholders’ equity.

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

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall as of June 30, 2008:

Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale
securities	$ 87,996,679	$ -	$ 87,996,679	$ -

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements using significant unobservable (Level 3) inputs:

Available-
for-sale
Securities
Balance, March 31, 2008	$1,294,349
Total realized and unrealized gains and losses:
Included in net income	-
Included in other comprehensive income (loss)	-
Purchases, issuances, and settlements	-
Transfers in and/or out of Level 3	(1,294,349)
Balance, June 30, 2008	$-
Total gains or losses for the period included in net income
attributed to the change in unrealized gains or losses
related to assets and liabilities still held at the reporting date	$-

Balance, December 31, 2007	$506,765
Total realized and unrealized gains and losses:
Included in net income	-
Included in other comprehensive income (loss)	-
Purchases, issuances, and settlements	787,584
Transfers in and/or out of Level 3	(1,294,349)
Balance, June 30, 2008	$-
Total gains or losses for the period included in net income
attributed to the change in unrealized gains or losses
related to assets and liabilities still held at the reporting date	$-

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company has not elected the fair value option for any financial assets or liabilities as of June 30, 2008.

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

4.           EARNINGS PER SHARE

Earnings Per Share – Basic earnings per share is determined by dividing net income for the period by the weighted average number of common shares outstanding.  Diluted earnings per share considers the potential effects of the exercise of the outstanding stock options under the Company’s Stock Option Plans.

The following reflects earnings per share calculations for the basic and diluted methods:

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income available to common shareholders	$423,781	$202,323	$787,149	$306,280

Basic potential common shares:
Weighted average shares outstanding	1,987,904	1,986,804	1,987,517	1,986,303

Diluted potential common shares:
Stock option equivalents	2,358	5,928	2,263	6,287
Diluted average shares outstanding	1,990,262	1,992,732	1,989,780	1,992,590

Basic earnings per share	$0.21	$0.10	$0.40	$0.15

Diluted earnings per share	$0.21	$0.10	$0.40	$0.15

Stock options for 5,600 shares of common stock were not considered in computing diluted earnings per share for the three and six month periods ending June 30, 2008 and 2007, respectively, because they were anti-dilutive.

5.           LOAN PORTFOLIO COMPOSITION

At June 30, 2008 and December 31, 2007, the composition of the Company’s loan portfolio was as follows:

	June 30, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate loans:
One-to-four family residential	$45,958	26.5	$50,459	28.7
Commercial and agricultural	49,721	28.6	44,100	25.1
Multi-family residential	4,887	2.8	4,741	2.7
Total real estate loans	100,566	57.9	99,300	56.5
Commercial agricultural business loans	34,673	20.0	36,539	20.8
Consumer loans:
Home equity/home improvement	29,152	16.8	30,087	17.1
Automobile	5,461	3.1	5,334	3.0
Other	5,670	3.2	6,402	3.6
Total consumer loans	40,283	23.1	41,823	23.7
Total loans receivable	175,522	101.0	177,662	101.0

Less:
Unearned discount and deferred loan fees, net	62	-	29	-
Allowance for loan losses	1,777	1.0	1,766	1.0
Total loans receivable, net	$173,683	100.0	$175,867	100.0

6.           INVESTMENT LOSSES

Declines in the fair value of available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  The declines in fair value are due to changes in market rates.  At June 30, 2008, the Company does not hold any investment securities that it considers to be other-than-temporarily impaired.  The following table shows the gross unrealized losses and fair value, aggregated by investment type and length of time that individual securities have been in a continuous loss position, at June 30, 2008.

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(In thousands)
State and political
organizations	$22,920	$(816)	$-	$-	$22,920	$(816)
U.S. government
and agencies	21,280	(324)	-	-	21,280	(324)
Subtotal	44,200	(1,140)	-	-	44,200	(1,140)

Mortgage-backed
securities	31,104	(781)	2,136	(96)	33,240	(877)

Total	$75,304	$(1,921)	$2,136	$(96)	$77,440	$(2,017)

7.           FEDERAL HOME LOAN BANK STOCK

The Company owns approximately $1.1 million of Federal Home Loan Bank stock.  During the third quarter of 2007, the Federal Home Loan Bank of Chicago received a Cease and Desist Order from their regulator, the Federal Housing Finance Board.  The order prohibits capital stock repurchases and redemptions until a time to be determined by the Federal Housing Finance Board.  With regards to dividends, the Federal Home Loan Bank will continue to assess their dividend capacity each quarter and make appropriate requests for approval.  Management performed an analysis and deemed the investment in FHLB stock was not impaired as of June 30, 2008.  During the second quarter of 2008, the Federal Home Loan Bank reported that they will no longer enter into new master commitments or renew existing master commitments to purchase mortgage loans from participating financial institutions under the Mortgage Partnership Finance (MPF) program.  They will continue to fund new loans under existing master commitments through October 31, 2008.  While the Company is currently participating in the MPF program, the Company has other funding alternatives, including selling loans to Freddie Mac.

8.           INCOME TAXES

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense for the six months ended June 30, 2008 and 2007 is shown below.

	June 30, 2008	June 30, 2007
Computed at the statutory rate (34%)	$334,065	$109,530
Increase (decrease) resulting from
Tax exempt interest	(123,949)	(57,177)
State income taxes, net	25,879	(36,963)
Increase in cash surrender value	(25,956)	(2,872)
Other, net	(14,644)	3,349

Actual tax expense	$195,395	$15,867

9.           COMMITMENTS AND CONTINGENCIES

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

Financial Condition

June 30, 2008 Compared to December 31, 2007

Total assets increased $6.4 million to $294.9 million at June 30, 2008 from $288.5 million at December 31, 2007.  Net loans decreased $2.2 million to $173.7 million at June 30, 2008.  Available-for-sale investment securities decreased $11.0 million primarily due to $43.3 million in calls of U.S. agency bonds, partially offset by purchases of $20.8 million of U.S. agency bonds and $13.8 million of tax-free municipal bonds.  Mortgage-backed securities increased $18.7 million during the six-month time frame, mostly due to purchases of $21.8 million, partially offset by principal payments.  Deposits increased $3.8 million during the first six months of 2008, reflecting increases in transaction accounts.  Other borrowings increased $2.7 million due to an increase in securities sold under agreements to repurchase.

Stockholders’ equity decreased $576,000 to $22.0 million at June 30, 2008.  The decrease resulted from a $1.2 million increase in unrealized losses, net of tax, on available-for-sale securities.  The change in unrealized gains or losses on securities classified as available-for-sale is affected by market conditions, which can fluctuate daily.  Stockholders’ equity benefited from net income of $787,000 and the receipt of $12,000 from the exercise of stock options during the first six months of 2008, partially offset by dividend payments of $142,000 to stockholders.  The receipt of $12,000 reflects $11,000 received from the exercise of stock options and a $1,000 compensation expense related to options.

Results of Operations

Comparison of Operating Results for the Three Months Ended June 30, 2008 and 2007

General:  The Company reported net income for the three months ended June 30, 2008, of $424,000, or $0.21 per share of common stock, basic and diluted, compared to net income of $202,000, or $0.10 per share of common stock, basic and diluted, for the three months ended June 30, 2007.  The increase of $222,000 in net income is due to increases of $286,000 in net interest income and $127,000 in other income, partially offset by increases of $99,000 in other expenses, $62,000 in income taxes, and $30,000 in the provision for loan losses.  The Company’s operations benefited from the steepening of the yield curve, as the Federal Reserve has aggressively lowered short-term interest rates.  In addition, earnings have benefited from the stable level of nonperforming assets.

Interest Income:  Total interest income for the three months ended June 30, 2008 increased $79,000 from the same period of 2007.  The increase in interest income reflects increases in interest income of $76,000 on loans, $270,000 on mortgage-backed securities, and $65,000 on other investments, partially offset by a decrease of $332,000 in interest on investment securities.

The increase in interest income on loans is primarily due to a $14.9 million increase in the average balance of the loan portfolio to $174.5 million during the second quarter of 2008 compared to the second quarter of 2007.  The growth in the average balance of loans is primarily due to an increase in commercial business and commercial real estate loans.  In order to increase income, the Company retained a portion of fixed-rate real estate loans in the portfolio during 2007, rather than selling them to the secondary market.  The increase in interest income was partially offset by a decrease in the average yield of the loan portfolio to 6.69% from 7.13% for the three months ended June 30, 2008 and 2007, respectively.

The $332,000 decrease in interest income on investment securities reflects a decrease of $31.2 million in the average balance of the portfolio to $51.8 million during the second quarter of 2008, as compared to the second quarter of 2007.  The decrease in the average balance reflects an increase in calls, a portion of which have been reinvested into tax-free municipal bonds, as well as mortgage-backed securities.  The average balance of municipal securities increased $17.3 million during the second quarter.  The average yield of investment securities decreased to 3.83% from 3.99% during the second quarter of 2008 and 2007, respectively.  This average yield does not reflect the benefit of the higher tax-equivalent yield of the municipal bonds, which is reflected as a reduction in income tax expense.

Interest income on mortgage-backed securities increased $270,000 during the second quarter of 2008 compared to the second quarter of 2007.  The increased interest income on mortgage-backed securities reflects an increase of $22.9 million in the average balance of mortgage-backed securities to $35.5 million during the second quarter of 2008.  The increase in mortgage-backed securities reflects the reinvestment of funds from calls of investment securities.  Interest income was partially offset by a decrease in the average yield to 4.78% from 4.87% during the three months ended June 30, 2008 and 2007, respectively.

Interest income on other interest earning assets, which consist of interest-earning deposit accounts and federal funds sold, increased during the second quarter of 2008 primarily due to a higher average balance.  The average balance of these accounts increased $14.9 million to $16.6 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.  The increase in the average balance is primarily due to funds provided by investment calls and deposit growth.  The average yield on these accounts decreased to 2.22% from 6.70% during the second quarter of 2008 and 2007, respectively, reflecting the decreases in short-term interest rates during the fourth quarter of 2007 through 2008.

Interest Expense:  Total interest expense for the three months ended June 30, 2008 decreased $207,000 compared to the three months ended June 30, 2007.  The increase in interest expense was due to a decrease of $234,000 in the cost of deposits, partially offset by a $27,000 increase in the cost of borrowed funds.

The $234,000 decrease in the cost of deposits was primarily due to a decrease in the average rate.  The average rate decreased to 3.20% during the three months ended June 30, 2008 from 3.81% during the three months ended June 30, 2007.  The 61 basis point decrease reflects the decrease in short-term market rates of interest.  The decreased cost was partially offset by an increase of $12.8 million in the average balance of deposits to $233.9 million during the comparative three month period.

Interest paid on borrowed funds increased $27,000 primarily due to a $6.5 million increase in the average balance of borrowed funds to $17.0 million during the second quarter of 2008 compared to same period of 2007.  The increase in borrowed funds is mostly due to a $3.8 million increase in the average balance of advances from the Federal Home Loan Bank.  The remainder of borrowed funds consists of securities sold under agreements to repurchase.  The higher interest expense was partially offset by a decrease in the average cost to 3.59% from 4.80% during the second quarter of 2008 and 2007, respectively.

Provision for Loan Losses:  The provision for loan losses is determined by management as the amount needed to replenish the allowance for loan losses, after net charge-offs have been deducted, to a level considered adequate to absorb inherent losses in the loan portfolio, in accordance with accounting principles generally accepted in the United States of America.

The allowance for loan losses increased to $1,777,000 at June 30, 2008 from $1,766,000 at December 31, 2007.  The increase is the result of the provision for loan losses exceeding net charge-offs during 2008.  Net charge-offs decreased to $23,000 during the second quarter of 2008 compared to net charge-offs of $32,000 during the second quarter of 2007.  Provisions for loan losses have been made to bring the allowance for loan losses to a level deemed adequate following management’s evaluation of the repayment capacity and collateral protection afforded by each problem credit identified by management.  This review also considered the local economy and the level of bankruptcies and foreclosures in the Company’s market area.  The following table sets forth information regarding nonperforming assets at the dates indicated.

	June 30, 2008	December 31, 2007
	(Dollars in thousands)
Non-accruing loans:
One-to-four family residential	$297	$310
Commercial and agricultural real estate	37	218
Multi-family residential	156	-
Commercial and agricultural business	63	82
Home equity/Home improvement	202	89
Automobile	5	12
Other consumer	1	12
Total	$761	$723

Accruing loans delinquent more than 90 days:
One-to-four family residential	$-	$203
Commercial and agricultural real estate	-	156
Other consumer	4	9
Total	$4	$368

Foreclosed assets:
One-to-four family residential	$124	$115
Commercial and agricultural real estate	249	249
Automobiles	9	23
Total	$382	$387

Total nonperforming assets	$1,147	$1,478

Total as a percentage of total assets	0.39%	0.51%

The decrease in commercial and agricultural real estate non-accruing loans reflects the payoff of two non-accruing loans totaling $177,000 during 2008.  The increase in multi-family residential real estate reflects the delinquency of one loan, which is both well secured and in the process of collection.  The following table shows the aggregate principal amount of potential problem credits on the Company’s watch list at June 30, 2008 and December 31, 2007.  All non-accruing loans are automatically placed on the watch list.

	June 30, 2008	December 31, 2007
	(In thousands)
Special Mention credits	$3,131	$2,649
Substandard credits	2,612	3,338
Total watch list credits	$5,743	$5,987

Other Income:  Total other income for the three months ended June 30, 2008 increased $127,000 from the comparable period in 2008.  The increase in other income is primarily attributable to increases of $65,000 in net income from mortgage banking operations, $33,000 in earnings on cash surrender value of life insurance, $21,000 in trust income, and $15,000 in commission income, partially offset by an $18,000 decrease in service charges on deposits.  The increase in mortgage banking income is due to a higher volume of loan sales to the secondary market.  The higher earnings on cash surrender value reflect a $2.8 million increase in bank-owned life insurance during December 2007.  The increases in commission and trust income are due to continued growth in brokerage and trust accounts.

Other Expenses:  Total other expenses for the three months ended June 30, 2008 increased $99,000 from the same period in 2007.  The increase in other expenses reflects increases of $113,000 in salaries and benefits expense and $15,000 in professional fees, partially offset by a decrease of $33,000 in other expenses, including losses on deposit accounts and service charges.  The increase in salaries and benefits expense reflects annual wage and cost increases and higher commissions.

Income Taxes:  The provision for income taxes increased $62,000 during the three months ended June 30, 2008, compared to the three months ended June 30, 2007.  The provision reflects an increase in taxable income due to higher income, net of an increase in the benefit of tax-exempt investment income.

Comparison of Operating Results for the Six Months Ended June 30, 2008 and 2007

General:  The Company reported net income for the six months ended June 30, 2008, of $787,000, or $0.40 per share, basic and diluted, compared to net income of $306,000, or $0.15 per share, basic and diluted, for the six months ended June 30, 2007.  Net income increased $481,000 during the six months ended June 30, 2008 compared to the same period of 2007, primarily due to increases of $561,000 in net interest income and $337,000 in other income, partially offset by increases of $208,000 in other expense, $179,000 in income taxes, and $30,000 in the provision for loan losses.

Interest Income:  Total interest income increased $445,000 during the six months ended June 30, 2008, compared to the same period in 2007.  The increase in interest income was due to increases of $453,000 on loans, $453,000 on mortgage-backed securities, and $152,000 on other investments, partially offset by a decrease of $613,000 in interest on investment securities.

The increase of $453,000 in interest income on loans was due to an increase in the average balance, partially offset by a decrease in the average yield of the loan portfolio.  The average balance of loans increased $17.6 million to $176.2 million during the first six months of 2008 compared to the same period of 2007.  The increase in the average balance of loans is primarily due to an increase in commercial and commercial real estate lending, including participations purchased from other institutions, and an increase in fixed-rate residential real estate loans.  In order to increase income and manage interest rate risk, the Company decided to retain a limited portion of fixed-rate residential real estate loans in the portfolio during 2007, rather than selling them to the secondary market.  Interest income on loans was also affected by a decrease in the average yield of the loan portfolio to 6.83% from 7.02% for the six months ended June 30, 2008 and 2007, respectively.

The $613,000 decrease in interest income on investment securities reflects a decrease of $29.0 million in the average balance of the portfolio to $53.5 million during the first half of 2008, as compared to the first half of 2007.  The decrease in the average balance reflects an increase in calls, a portion of which have been reinvested into tax-free municipal bonds, as well as mortgage-backed securities.  The average balance of municipal securities increased $14.8 million during the 2008 period.  The average yield of investment securities decreased to 3.87% from 4.00% during the first six months of 2008 and 2007, respectively.  This average yield does not reflect the benefit of the higher tax-equivalent yield of the municipal bonds, which is reflected as a reduction in income tax expense.

The $453,000 increase in interest income on mortgage-backed securities was mostly due to an increase in the average balance of these securities.  The average balance of mortgage-backed securities increased $18.4 million to $29.7 million during the six months ended June 30, 2008 compared to the same period in 2007.  Interest income also benefited from an increase of 12 basis points in the average yield of mortgage-backed securities to 4.85% during this same time frame.

Interest income on other investments, consisting of interest bearing deposit accounts and federal funds sold, increased $152,000 during the first six months of 2008 compared to the first six months of 2007.  The increase in interest income was due to an increase in the average balance, partially offset by a decrease in the average yield of these accounts.  The average balance increased $14.3 million to $16.6 million during this same time frame, primarily due to investment calls and deposit growth.  The average yield on these accounts decreased to 2.55% from 5.09% during the six months ended June 30, 2008 and 2007, respectively.

Interest Expense:  Total interest expense decreased $116,000 for the six months ended June 30, 2008 compared to the same period in 2007.  The decrease in interest expense was due to a decrease of $200,000 in the cost of deposits partially offset by an increase of $84,000 in the cost of borrowed funds.

The $200,000 decrease in the cost of deposits was primarily due to a decrease in the average rate.  The average rate decreased to 3.37% during the six months ended June 30, 2008 from 3.76% during the six months ended June 30, 2007.  The 39 basis point decrease reflects the decrease in short-term market rates of interest.  The decreased cost was partially offset by an increase of $13.6 million in the average balance of deposits to $234.3 million during this same time frame.

Interest expense on borrowed funds increased $84,000 primarily due to a $6.3 million increase in the average balance to $15.4 million during the first six months of 2008.  The increased cost was partially offset by a decrease in the average rate to 3.87% from 4.72% during this same time frame.  The borrowed funds consist of advances from the Federal Home Loan Bank and securities sold under agreements to repurchase.

Provision for Loan Losses:  The provision for loan losses is determined by management as the amount needed to replenish the allowance for loan losses, after net charge-offs have been deducted, to a level considered adequate to absorb probable losses in the loan portfolio, in accordance with accounting principles generally accepted in the United States of America.

	6 Months Ended
	June 30, 2008	June 30, 2007
	(In thousands)
Balance at beginning of period	$1,766	$1,864
Charge-offs:
One-to-four family residential	56	30
Commercial and agricultural business	-	8
Home equity/home improvement	1	38
Automobile	5	-
Other Consumer	-	34
Total	62	110
Recoveries:
One-to-four family residential	1	3
Commercial and agricultural real estate	2	-
Home equity/home improvement	2	2
Automobile	4	5
Other Consumer	4	17
Total	13	27
Net loan charge-offs (recoveries)	49	83
Additions charged to operations	60	30
Balance at end of period	$1,777	$1,811

The provision for loan losses increased to $60,000 during the six months ended June 30, 2008 from $30,000 during the first six months of 2007.  The allowance for loan losses increased $11,000 to $1.8 million at June 30, 2008 from December 31, 2007.  The increase is the result of the provision for loan losses exceeding net charge-offs.  Net charge-offs decreased to $49,000 during the first six months of 2008.  The increase in the provision during 2008 reflects the changing mix of the loan portfolio, partially offset by decreases in nonperforming loans and watch list credits.

Other Income:  Total other income for the six months ended June 30, 2008 increased $337,000 from the comparable period in 2007.  The increase in other income is primarily attributed to increases of $133,000 in net income from mortgage banking operations, $122,000 in commission income, $72,000 in earnings on cash surrender value of life insurance, and $45,000 in trust income, partially offset by a $40,000 decrease in service charges on deposits.  The increases in commission and trust income are due to continued growth in brokerage and trust accounts.  The increase in mortgage banking income is due to a higher volume of loan sales of $19.5 million to the secondary market during 2008.  The higher earnings on cash surrender value reflect a $2.8 million increase in bank-owned life insurance during December 2007.

Other Expense:  Total other expense for the six months ended June 30, 2008 increased $208,000 from the same period of 2007.  The increase in other expense is mainly comprised of increases of $202,000 in salaries and benefits, $18,000 in professional fees, and $17,000 in occupancy expenses, partially offset by a decrease of $40,000 in other expenses, including losses on deposit accounts and check printing costs.  The increase in salaries and benefits expense reflects annual wage and cost increases and higher commissions.

Income Taxes:  The provision for income taxes increased $179,000 during the six months ended June 30, 2008, compared to the six months ended June 30, 2007.  The provision reflects an increase in taxable income due to higher income, net of an increase in the benefit of tax-exempt investment income.

Liquidity and Capital Resources:  The Company’s most liquid assets are cash and cash equivalents.  The levels of these assets are dependent on the Company’s operating, financing, and investing activities.  At June 30, 2008 and December 31, 2007, cash and cash equivalents totalled $12.7 million and $12.2 million, respectively.  The Company’s primary sources of funds include principal and interest repayments on loans (both scheduled and prepayments), maturities and calls of investment securities and principal repayments from mortgage-backed securities (both scheduled and prepayments).  During the past twelve months, the most significant sources of funds have been deposit growth, investment calls and principal payments, advances from the FHLB, and loan sales to the secondary market.  These funds have been used for new loan originations and investment purchases.

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

Liquidity management is both a short-term and long-term responsibility of management.  The Company adjusts its investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) projected purchases of investment and mortgage-backed securities, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) liquidity of its asset-liability management program.  Excess liquidity is generally invested in interest-earning overnight deposits and other short-term U.S. Agency obligations.  If the Company requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB.  The Company may borrow from the FHLB under a blanket agreement which assigns all investments in FHLB stock as well as qualifying first mortgage loans equal to 150% of the outstanding balance as collateral to secure the amounts borrowed.  This borrowing arrangement is limited to a maximum of 30% of the Company’s total assets or twenty times the balance of FHLB stock held by the Company.  At June 30, 2008, the Company had outstanding advances of $10.0 million.  In addition, the Company had approximately $12.2 million available to it under its FHLB borrowing arrangement.

The Company maintains minimum levels of liquid assets as established by the Board of Directors.  The Company’s liquidity ratios at June 30, 2008 and December 31, 2007 were 28.7 % and 26.1%, respectively.  These ratios represent the volume of short-term liquid assets as a percentage of net deposits and borrowings due within one year.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments.  The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above.  The following table summarizes these commitments at June 30, 2008 and December 31, 2007.

	June 30, 2008	December 31, 2007
	(Dollars in thousands)
Commitments to fund loans	$45,445	$41,587
Standby letters of credit	117	37

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined).  Management believes, at June 30, 2008, that the Bank meets all its capital adequacy requirements.

Under Illinois law, Illinois-chartered savings banks are required to maintain a minimum core capital to total assets ratio of 3%.  The Illinois Commissioner of Savings and Residential Finance (the Commissioner) is authorized to require a savings bank to maintain a higher minimum capital level if the Commissioner determines that the savings bank’s financial condition or history, management or earnings prospects are not adequate.  If a savings bank’s core capital ratio falls below the required level, the Commissioner may direct the savings bank to adhere to a specific written plan established by the Commissioner to correct the savings bank’s capital deficiency, as well as a number of other restrictions on the savings bank’s operations, including a prohibition on the declaration of dividends by the savings bank’s board of directors.  At June 30, 2008, the Bank’s core capital ratio was 6.95% of total average assets, which exceeded the required amount.

The Bank is also required to maintain regulatory capital requirements imposed by the Federal Deposit Insurance Corporation.  The Bank’s actual ratios at June 30, 2008 and the required minimums to be considered adequately capitalized are shown in the table below.  In order to be considered well-capitalized, the Bank must maintain: (i) Tier 1 Capital to Average Assets of 5.0%, (ii) Tier 1 Capital to Risk-Weighted Assets of 6.0%, and (iii) Total Capital to Risk-Weighted Assets of 10.0%.

	June 30, 2008	December 31, 2007	Minimum
	Actual	Actual	Required
Tier 1 Capital to Average Assets	6.95%	7.02%	4.00%
Tier 1 Capital to Risk-Weighted Assets	10.14%	10.38%	4.00%
Total Capital to Risk-Weighted Assets	11.02%	11.32%	8.00%

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

Consolidated Average Balance Sheet and Interest Rates
(Dollars in thousands)
	Three Months Ended June 30,
	2008			2007
	Average			Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earnings assets:
Loans	$174,515	$2,921	6.69%	$159,589	$2,845	7.13%
Investment securities	51,846	496	3.83%	83,041	828	3.99%
Mortgage-backed securities	35,545	425	4.78%	12,691	155	4.87%
Other	16,577	92	2.22%	1,641	27	6.70%
Total interest-earning assets	278,483	3,934	5.65%	256,962	3,855	6.00%

Non-interest earnings assets	17,795			18,018
Total assets	$296,278			$274,980

Interest-bearing liabilities:
Deposits	$233,915	$1,871	3.20%	$221,067	$2,105	3.81%
Other borrowings	17,026	153	3.59%	10,507	126	4.80%
Total interest-bearing liabilities	250,941	2,024	3.23%	231,574	2,231	3.85%

Non-interest bearing liabilities	22,682			22,179
Stockholders' equity	22,655			21,227

Total liabilities/stockholders' equity	$296,278			$274,980

Net interest income		$1,910			$1,624

Interest rate spread (average yield earned
minus average rate paid)			2.42%			2.15%

Net interest margin (net interest income
divided by average interest-earning assets)			2.74%			2.53%

The following table sets forth the changes in rate and changes in volume of the Company’s interest earning assets and liabilities.

Analysis of Volume and Rate Changes
(In thousands)
Three Months Ended June 30,
	2008 Compared to 2007
	Increase(Decrease) Due to
	Rate	Volume	Net

Interest-earnings assets:
Loans	$(180)	$256	$76
Investment securities	(32)	(300)	(332)
Mortgage-backed securities	(3)	273	270
Other	(30)	95	65
Total net change in income on	-
interest-earning assets	(245)	324	79

Interest-bearing liabilities:
Deposits	(351)	117	(234)
Other borrowings	(37)	64	27
Total net change in expense on
interest-bearing liabilities	(388)	181	(207)

Net change in net interest income	$143	$143	$286

The following table sets forth the average balances and interest rates (costs) on the Company’s assets and liabilities during the periods presented.

Consolidated Average Balance Sheet and Interest Rates
(Dollars in thousands)
	Six Months Ended June 30,
	2008			2007
	Average			Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earnings assets:
Loans	$176,240	$6,021	6.83%	$158,610	$5,568	7.02%
Investment securities	53,498	1,035	3.87%	82,482	1,648	4.00%
Mortgage-backed securities	29,731	721	4.85%	11,370	268	4.73%
Other	16,598	212	2.55%	2,345	60	5.09%
Total interest-earning assets	276,067	7,989	5.79%	254,807	7,544	5.92%

Non-interest earnings assets	19,393			17,883
Total assets	$295,460			$272,690

Interest-bearing liabilities:
Deposits	$234,339	$3,945	3.37%	$220,731	$4,145	3.76%
Other borrowings	15,435	298	3.87%	9,087	214	4.72%
Total interest-bearing liabilities	249,774	4,243	3.40%	229,818	4,359	3.79%

Non-interest bearing liabilities	23,043			21,673
Stockholders' equity	22,643			21,199

Total liabilities/stockholders' equity	$295,460			$272,690

Net interest income		$3,746			$3,185

Interest rate spread (average yield earned
minus average rate paid)			2.39%			2.13%

Net interest margin (net interest income
divided by average interest-earning assets)			2.71%			2.50%

The following table sets forth the changes in rate and changes in volume of the Company’s interest earning assets and liabilities.

Analysis of Volume and Rate Changes
(In thousands)
Six Months Ended June 30,
	2008 Compared to 2007
	Increase(Decrease) Due to
	Rate	Volume	Net

Interest-earnings assets:
Loans	$(153)	$606	$453
Investment securities	(50)	(563)	(613)
Mortgage-backed securities	7	446	453
Other	(43)	195	152
Total net change in income on
interest-earning assets	(239)	684	445

Interest-bearing liabilities:
Deposits	(446)	246	(200)
Other borrowings	(44)	128	84
Total net change in expense on
interest-bearing liabilities	(490)	374	(116)

Net change in net interest income	$251	$310	$561

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

The following table shows projected results at June 30, 2008 and December 31, 2007 of the impact on net interest income from an immediate change in interest rates, as well as the benchmarks established by the ALCO.  The results are shown as a dollar and percentage change in net interest income over the next twelve months.

	Change in Net Interest Income
	(Dollars in thousands)
	June 30, 2008		December 31, 2007		ALCO
Rate Shock:	$ Change	% Change	$ Change	% Change	Benchmark
+ 200 basis points	195	2.29%	108	1.62%	> (20.00)%
+ 100 basis points	305	3.58%	224	3.36%	> (12.50)%
- 100 basis points	446	5.24%	326	4.90%	> (12.50)%
- 200 basis points	385	4.52%	352	5.29%	> (20.00)%

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

PART II – OTHER INFORMATION

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1.A.	Rick Factors

There have been no material changes in the Company’s risk factors from those disclosed in its annual report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Company’s annual meeting of stockholders held on April 29, 2008, the following matters were submitted to a vote:

1.	The election of the following persons as directors for a three-year term:
	Name	Votes For	Votes Withheld
	Dean H. Hess	1,727,336	75,388
	John C. Williams	1,727,524	75,200
	Harmon B. Deal, III	1,727,599	75,125

2.	The ratification of the appointment of BKD, LLP as auditors for the Company for the year ended December 31, 2008.
	Votes For	Against	Abstain
	1,800,609	400	1,715

Item 5.	Other Information

None.

Item 6.	Exhibits

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

JACKSONVILLE BANCORP, INC.
Registrant

Date: 08/07/2008	/s/ Richard A. Foss
Richard A. Foss
President and Chief Executive Officer

/s/ Diana S. Tone
Diana S. Tone
Chief Financial Officer