Form 10-Q
period 2008-09-30
JACKSONVILLE BANCORP INC
filed 2008-11-10
CIK 1172097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period of _________ to _________

Commission File Number 000-49792

Jacksonville Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Federal	33-1002258
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

1211 West Morton Avenue
Jacksonville, Illinois	62650
(Address of principal executive office)	(Zip Code)

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

☐ Large Accelerated Filer ☐ Non-Accelerated Filer	☐ Accelerated Filer ☒ Smaller Reporting Company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
☐  Yes                         ☒  No

As of October 31, 2008, there were 1,987,904 shares (*) of the Registrant’s common stock issued and outstanding.

(*) As of October 31, 2008, 1,038,738 shares were owned by Jacksonville Bancorp, M.H.C., the Company’s mutual holding company parent.

JACKSONVILLE BANCORP, INC. FORM 10-Q SEPTEMBER 30, 2008 TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets	1

	Condensed Consolidated Statements of Income	2

	Condensed Consolidated Statement of Stockholders’ Equity	3

	Condensed Consolidated Statements of Cash Flows	4-5

	Notes to the Condensed Consolidated Financial Statements	6-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-25

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26-27

Item 4.	Controls and Procedures	28

PART II	OTHER INFORMATION	29-31

Item 1.	Legal Proceedings	30
Item 2.	Changes in Securities and Stock Purchases	31
Item 3.	Defaults Upon Senior Securities	31
Item 4.	Submission of Matters to a Vote of Security Holders	31
Item 5.	Other Information	31
Item 6.	Exhibits	31

	Signatures	32

EXHIBITS

	Section 302 Certifications
	Section 906 Certification

PART I – FINANCIAL INFORMATION

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS

Cash and cash equivalents	$7,018,594	$12,175,464
Investment securities - available-for-sale	52,078,062	64,894,960
Mortgage-backed securities - available-for-sale	34,926,761	15,415,191
Federal Home Loan Bank stock	1,108,606	1,108,606
Other investment securities	243,009	291,004
Loans receivable - net of allowance for loan losses of $1,887,651 and $1,766,229 as of September 30, 2008 and December 31, 2007	179,257,031	175,866,517
Loans held for sale, net	1,212,053	1,861,415
Premises and equipment - net	6,189,034	6,268,893
Cash surrender value of life insurance	3,864,544	3,186,228
Accrued interest receivable	3,003,914	2,105,094
Goodwill	2,726,567	2,726,567
Capitalized mortgage servicing rights	976,138	965,679
Real estate owned	284,000	363,918
Income taxes receivable	62,257	13,919
Other assets	1,625,497	1,245,244

Total Assets	$294,576,067	$288,488,699

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$238,390,142	$245,720,751
Borrowings	28,259,109	14,936,034
Advance payments by borrowers for taxes and insurance	330,336	421,489
Accrued interest payable	1,012,735	1,248,346
Deferred compensation plan	2,516,075	2,346,422
Other liabilities	1,146,055	1,197,766
Total liabilities	271,654,452	265,870,808

Commitments and contingencies

Stockholders’ equity

Preferred stock, $0.01 par value - authorized 10,000,000 shares; none issued and outstanding	—	—

Common stock, $0.01 par value - authorized 20,000,000 shares; issued and outstanding, 1,987,904 shares and 1,986,804 shares as of September 30, 2008 and December 31, 2007, respectively	19,879	19,868

Additional paid-in capital	6,633,863	6,621,359

Retained earnings	17,107,180	16,034,800

Accumulated other comprehensive loss	(839,307)	(58,136)
Total stockholders’ equity	22,921,615	22,617,891

Total Liabilities and Stockholders’ Equity	$294,576,067	$288,488,699

See accompanying notes to the condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
INTEREST INCOME:
Loans	$2,974,236	$3,029,917	$8,994,925	$8,597,765
Investment securities	533,201	830,054	1,568,827	2,478,309
Mortgage-backed securities	448,410	150,618	1,169,646	419,385
Other	16,210	8,400	228,042	68,075
Total interest income	3,972,057	4,018,989	11,961,440	11,563,534
INTEREST EXPENSE
Deposits	1,706,730	2,148,198	5,651,822	6,293,988
Other borrowings	150,193	232,450	448,737	446,742
Total interest expense	1,856,923	2,380,648	6,100,559	6,740,730

NET INTEREST INCOME	2,115,134	1,638,341	5,860,881	4,822,804

PROVISION FOR LOAN LOSSES	105,000	20,000	165,000	50,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,010,134	1,618,341	5,695,881	4,772,804

OTHER INCOME:
Commission income	268,434	209,168	852,442	670,756
Service charges on deposit accounts	248,816	235,465	683,040	710,022
Loan servicing fees	104,151	82,355	269,325	254,561
Mortgage banking operations, net	59,420	(9,477)	150,206	(51,978)
Trust income	48,246	18,226	144,993	69,497
Earnings on cash surrender value	46,211	4,094	120,033	12,542
Gains on sales of securities	1,451	2,587	1,639	2,617
Other	20,369	25,450	75,007	62,518
Total other income	797,098	567,868	2,296,685	1,730,535
OTHER EXPENSES:
Salaries and employee benefits	1,385,115	1,282,659	4,108,260	3,804,175
Occupancy and equipment	297,311	272,222	850,894	808,490
Data processing	111,117	109,832	332,870	322,619
Postage and office supplies	74,750	69,228	223,278	226,386
Legal and accounting	47,169	38,087	137,166	109,839
Real estate owned, net	33,859	3,127	32,189	4,765
Advertising	31,907	36,755	89,818	92,039
Other	177,606	218,521	587,149	657,101
Total other expenses	2,158,834	2,030,431	6,361,624	6,025,414

INCOME BEFORE INCOME TAXES	648,398	155,778	1,630,942	477,925

INCOME TAXES	149,601	18,042	344,996	33,909

NET INCOME	$498,797	$137,736	$1,285,946	$444,016

NET INCOME PER COMMON SHARE, BASIC	$0.25	$0.07	$0.65	$0.22

NET INCOME PER COMMON SHARE, DILUTED	$0.25	$0.07	$0.65	$0.22

See accompanying notes to unaudited condensed consolidated financial statements

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Comprehensive Income
BALANCE, DECEMBER 31, 2007	$19,868	$6,621,359	$16,034,800	$(58,136)	$22,617,891

Net Income	—	—	1,285,946	—	1,285,946	$1,285,946

Other comprehensive income (loss)-change in net unrealized losses on securities available for sale, net of taxes of $401,864	—	—	—	(780,089)	(780,089)	(780,089)
Less: Reclassification adjustment for gains included in net income, net of tax $557	—	—	—	(1,082)	(1,082)	(1,082)
Comprehensive Income						$504,775

Exercise of stock options	11	10,989	—	—	11,000
Compensation expense for stock options	—	1,515	—	—	1,515
Dividends ($0.225 per share)	—	—	(213,566)	—	(213,566)

BALANCE, SEPTEMBER 30, 2008	$19,879	$6,633,863	$17,107,180	$(839,307)	$22,921,615

See accompanying notes to unaudited condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2008	2007
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,285,946	$444,016
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion:
Premises and equipment	325,317	323,966
Amortization (accretion) of investment premiums and discounts, net	56,601	(5,592)
Amortization of intangible assets	39,862	59,793
Compensation expense related to stock options	1,515	1,515
Provision for loan losses	165,000	50,000
Mortgage banking operations, net	(150,206)	51,978
Gains on sales of real estate owned	(12,795)	(22,098)
Gains on sales of securities	(1,639)	(2,617)
Changes in income taxes receivable (payable)	(48,338)	50,833
Changes in accrued interest receivable and payable, net	(1,134,431)	(869,162)
Changes in other assets and liabilities	(16,904)	579,535
Net cash provided by operations before loan sales	509,928	662,167
Origination of loans for sale to secondary market	(23,342,780)	(4,498,764)
Proceeds from sales of loans to secondary market	24,131,889	4,025,398
Net cash provided by operating activities	1,299,037	188,801

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment and mortgage-backed securities	(61,171,234)	(10,438,270)
Maturity or call of investment securities available-for-sale	46,020,492	3,815,400
Proceeds from sales of investment and mortgage-backed securities	3,874,931	5,376,744
Principal payments on mortgage-backed and investment securities	3,390,580	1,452,755
Proceeds from sales of other real estate owned	132,298	277,633
Increase in loans, net	(3,606,628)	(16,671,035)
Purchase of bank-owned life insurance	(549,635)	—
Proceeds from disposal of premises and equipment	32,795	—
Gains on disposal of premises and equipment	(6,517)	—
Additions to premises and equipment	(271,736)	(132,468)

Net cash used in investing activities	(12,154,654)	(16,319,241)

(Continued)

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2008	2007
	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$(7,330,609)	$6,424,839
Net increase in other borrowings	13,323,075	6,803,528
Decrease in advance payments by borrowers for taxes/insurance	(91,153)	(151,559)
Exercise of stock options, net of tax benefit	11,000	26,000
Purchase and retirement of treasury stock	—	(14,994)
Dividends paid - common stock	(213,566)	(213,317)

Net cash provided by financing activities	5,698,747	12,874,497

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,156,870)	(3,255,943)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,175,464	9,330,566

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,018,594	$6,074,623

ADDITIONAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest on deposits	$5,888,083	$6,218,727
Interest on other borrowings	448,087	409,019
Income taxes paid	380,600	88,000

NONCASH INVESTING AND FINANCING ACTIVITIES:
Real estate acquired in settlement of loans	$144,739	$524,851
Loans to facilitate sales of real estate owned	93,625	125,500

See accompanying notes to unaudited condensed consolidated financial statements

JACKSONVILLE BANCORP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	FINANCIAL STATEMENTS

The accompanying interim condensed consolidated financial statements include the accounts of Jacksonville Bancorp, Inc. and its wholly-owned subsidiary, Jacksonville Savings Bank (the “Bank”) and its wholly-owned subsidiary, Financial Resources Group (the “Company”). All significant intercompany accounts and transactions have been eliminated.

In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of September 30, 2008 and the results of operations for the three and nine month periods ended September 30, 2008 and 2007. The results of operations for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results which may be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2007 filed as an exhibit to the Company’s 10-K filed in March 2008. The accounting and reporting policies of the Company and its subsidiary conform to accounting principles generally accepted in the United States of America and to the prevailing practices within the banking industry.

Certain amounts included in the 2007 consolidated statements have been reclassified to conform to the 2008 presentation with no effect on net income or stockholders’ equity.

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

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall as of September 30, 2008:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$87,004,823	$—	$87,004,823	$—

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements using significant unobservable (Level 3) inputs:

Available- for-sale Securities
Balance, June 30, 2008	$—
Total realized and unrealized gains and losses:
Included in net income	—
Included in other comprehensive income (loss)	—
Purchases, issuances, and settlements	—
Transfers in and/or out of Level 3	—
Balance, September 30, 2008	$—
Total gains or losses for the period included in net income attributed to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—

Balance, December 31, 2007	$506,765
Total realized and unrealized gains and losses:
Included in net income	—
Included in other comprehensive income (loss)	—
Purchases, issuances, and settlements	787,584
Transfers in and/or out of Level 3	(1,294,349)
Balance, September 30, 2008	$—
Total gains or losses for the period included in net income attributed to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not elected the fair value option for any financial assets or liabilities as of September 30, 2008.

3.	NEW ACCOUNTING PRONOUNCEMENTS

In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 157-3 (FSP 157-3), “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” FSP 157-3 clarifies the application of Statement of Financial Accounting Standards No. 157 (FAS 157), “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining fair value of financial assets when the market for that financial asset is not active. FSP 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with FAS 157. FSP 157-3 was effective upon issuance and included prior periods for which financial statements had not been issued. The application of FSP 157-3 did not have a material impact on the Company’s consolidated financial statements.

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

The following reflects earnings per share calculations for the basic and diluted methods:

	3 Months Ended September 30,		9 Months Ended September 30,
	2008	2007	2008	2007

Net income available to common shareholders	$498,797	$137,736	$1,285,946	$444,016

Basic potential common shares:
Weighted average shares outstanding	1,987,904	1,986,804	1,987,647	1,986,472

Diluted potential common shares:
Stock option equivalents	—	6,134	934	6,236
Diluted average shares outstanding	1,987,904	1,992,938	1,988,581	1,992,708

Basic earnings per share	$0.25	$0.07	$0.65	$0.22

Diluted earnings per share	$0.25	$0.07	$0.65	$0.22

Stock options for 34,445 shares of common stock were not considered in computing diluted earnings per share for the three month period ending September 30, 2008, because they were anti-dilutive. Stock options for 5,600 shares of common stock were not considered in computing diluted earnings per share for the nine months ended September 30, 2008 and the three and nine month periods ending September 30, 2007, respectively, because they were anti-dilutive.

5.	LOAN PORTFOLIO COMPOSITION

At September 30, 2008 and December 31, 2007, the composition of the Company’s loan portfolio was as follows:

	September 30, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to-four family residential	$47,830	26.7%	$50,459	28.7%
Commercial and agricultural	52,660	29.4%	44,100	25.1%
Multi-family residential	4,569	2.5%	4,741	2.7%
Total real estate loans	105,059	58.6%	99,300	56.5%
Commercial and agricultural business loans	34,761	19.4%	36,539	20.8%
Consumer loans:
Home equity/home improvement	29,911	16.7%	30,087	17.1%
Automobile	5,729	3.2%	5,334	3.0%
Other	5,851	3.3%	6,402	3.6%
Total consumer loans	41,491	23.2%	41,823	23.8%
Total loans receivable	181,311	101.2%	177,662	101.0%

Less:
Unearned discount and deferred loan fees, net	166	0.1%	29	0.0%
Allowance for loan losses	1,888	1.1%	1,766	1.0%
Total loans receivable, net	$179,257	100.0%	$175,867	100.0%

6.	INVESTMENT LOSSES

Declines in the fair value of available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The declines in fair value are due to changes in market rates. At September 30, 2008, the Company does not hold any investment securities that it considers to be other-than-temporarily impaired. The following table shows the gross unrealized losses and fair value, aggregated by investment type and length of time that individual securities have been in a continuous loss position, at September 30, 2008.

	Less Than Twelve Months		Over Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)

State and political organizations	$994	$22,939	$—	$—	$994	$22,939
U.S. government and agencies	147	16,612	—	—	147	16,612
Subtotal	1,141	39,551	—	—	1,141	39,551

Mortgage-backed securities	266	19,152	37	2,100	303	21,252

Total	$1,407	$58,703	$37	$2,100	$1,444	$60,803

7.	FEDERAL HOME LOAN BANK STOCK

The Company owns approximately $1.1 million of Federal Home Loan Bank stock. During the third quarter of 2007, the Federal Home Loan Bank of Chicago received a Cease and Desist Order from their regulator, the Federal Housing Finance Board. The order prohibits capital stock repurchases and redemptions until a time to be determined by the Federal Housing Finance Board. With regards to dividends, the Federal Home Loan Bank will continue to assess their dividend capacity each quarter and make appropriate requests for approval. Management performed an analysis and deemed the investment in FHLB stock was not impaired as of September 30, 2008. During the second quarter of 2008, the Federal Home Loan Bank reported that they will no longer enter into new master commitments or renew existing master commitments to purchase mortgage loans from participating financial institutions under the Mortgage Partnership Finance (MPF) program. They discontinued funding new loans on October 31, 2008. However, the Company has other funding alternatives, including selling loans to Freddie Mac.

8.	INCOME TAXES

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense for the nine months ended September 30, 2008 and 2007 is shown below.

	September 30, 2008	September 30, 2007
Computed at the statutory rate (34%)	$554,520	$162,495
Increase (decrease) resulting from
Tax exempt interest	(202,016)	(89,887)
State income taxes, net	51,479	(54,007)
Increase in cash surrender value	(40,811)	(4,264)
Other, net	(18,176)	19,572

Actual tax expense	$344,996	$33,909

9.	COMMITMENTS AND CONTINGENCIES

The Company is a defendant in legal actions arising from normal business activities. Management, after consultation with legal counsel, believes that the resolution of these actions will not have any material adverse effect on the Company’s consolidated financial statements.

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers in the way of commitments to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. Substantially all of the Company’s loans are to borrowers located in Cass, Morgan, Macoupin, Montgomery, and surrounding counties in Illinois.

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

Forward-Looking Statements

This Form 10-Q contains certain “forward-looking statements” which may be identified by the use of words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors that could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, the effect of the current severe disruption in financial markets and the United States government programs introduced to restore stability and liquidity, changes in interest rates, general economic conditions and the weakening state of the United States economy, deposit flows, demand for mortgage and other loans, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing of products and services.

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

Federal Deposit Insurance Corporation Insurance Coverage

As with all banks insured by the Federal Deposit Insurance Corporation (“FDIC”), the Company’s depositors are protected against the loss of their insured deposits by the FDIC. The FDIC recently made two changes to the rules that broadened the FDIC insurance. On October 3, 2008, the FDIC temporarily increased basic FDIC insurance coverage from $100,000 to $250,000 per depositor until December 31, 2009. In addition, on October 14, 2008 the FDIC instituted a Temporary Liquidity Guaranty Program (“TLGP”) which provides full deposit coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount. The TLGP fully insures these accounts automatically for 30 days. After the 30 day period a bank may elect to opt out of the program. The FDIC defines a “non-interest bearing transaction account” as a transaction account on which the insured depository institution pays no interest and does not reserve the right to require advance notice of intended withdrawals. This coverage is over and above the $250,000 in coverage otherwise provided to a customer.

The Company intends to stay in the TLGP. The additional cost of this program, assessed on a quarterly basis, is a 10 basis point annualized surcharge (2.5 basis points quarterly) on balances in non-interest bearing transaction accounts that exceed $250,000. The Company does not believe this amount will have a material effect on its consolidated financial statements.

Financial Condition

September 30, 2008 Compared to December 31, 2007

Total assets increased $6.1 million to $294.6 million at September 30, 2008 from $288.5 million at December 31, 2007. Net loans increased $3.4 million to $179.3 million at September 30, 2008. Available-for-sale investment securities decreased $12.8 million primarily due to $46.0 million in calls of U.S. agency bonds, partially offset by purchases of $15.7 million of U.S. agency bonds and $21.8 million of tax-free municipal bonds. Mortgage-backed securities increased $19.5 million during the nine-month time frame, mostly due to purchases of $23.7 million, partially offset by principal payments. Deposits decreased $7.3 million during this same time period, reflecting decreases in time deposits. Other borrowings increased $13.3 million primarily due to an increase in advances from the Federal Home Loan Bank.

Stockholders’ equity increased $304,000 to $22.9 million at September 30, 2008. Changes in stockholders’ equity reflect net income of $1.3 million and the receipt of $13,000 from the exercise of stock options during the first nine months of 2008, partially offset by dividend payments of $214,000 to stockholders and an increase of $781,000 in unrealized losses, net of tax, on available-for-sale securities. The change in unrealized gains or losses on securities classified as available-for-sale is affected by market conditions, which can fluctuate daily. The receipt of $13,000 reflects $11,000 received from the exercise of stock options and a $2,000 compensation expense related to options.

Results of Operations

Comparison of Operating Results for the Three Months Ended September 30, 2008 and 2007

General: The Company reported net income for the three months ended September 30, 2008, of $499,000, or $0.25 per share of common stock, basic and diluted, compared to net income of $138,000, or $0.07 per share of common stock, basic and diluted, for the three months ended September 30, 2007. The increase of $361,000 in net income is due to increases of $477,000 in net interest income and $229,000 in other income, partially offset by increases of $128,000 in other expenses, $85,000 in the provision for loan losses, and $132,000 in income taxes. The Company’s operations benefited from the steepening of the yield curve, as the Federal Reserve has aggressively lowered short-term rates. In addition, earnings have benefited from the stable level of nonperforming assets.

Interest Income: Total interest income for the three months ended September 30, 2008 decreased $47,000 from the same period of 2007. The decrease in interest income reflects decreases in interest income of $56,000 on loans and $297,000 on investment securities, partially offset by increases of $298,000 on mortgage-backed securities and $8,000 on other investments.

The decrease in interest income on loans is primarily due to a decrease of 45 basis points in the average yield of the loan portfolio to 6.68% during the third quarter of 2008. The decrease was partially offset by an $8.1 million increase in the average balance of the loan portfolio to $178.0 million during the third quarter of 2008 compared to the third quarter of 2007. The growth in the average balance of loans reflects an increase in commercial real estate lending. This increase in commercial real estate loans is mostly due to the origination of two large lines to local, well-established businesses expanding their operations.

The $297,000 decrease in interest income on investment securities reflects a decrease of $25.9 million in the average balance of the portfolio to $55.3 million during the third quarter of 2008, as compared to the third quarter of 2007. The decrease in the average balance reflects an increase in calls, a portion of which have been reinvested into tax-free municipal bonds, as well as mortgage-backed securities. The average balance of municipal securities increased $19.6 million during the third quarter. The average yield of investment securities decreased to 3.86% from 4.09% during the third quarter of 2008 and 2007, respectively. This average yield does not reflect the benefit of the higher tax-equivalent yield of the municipal bonds, which is reflected as a reduction in income tax expense.

Interest income on mortgage-backed securities increased $298,000 during the third quarter of 2008 compared to the third quarter of 2007. The increased interest income on mortgage-backed securities reflects an increase of $23.6 million in the average balance of mortgage-backed securities to $35.9 million during the third quarter of 2008. The increase in mortgage-backed securities reflects the reinvestment of funds from calls of investment securities. Interest income also benefited from an increase in the average yield to 5.00% from 4.90% during the three months ended September 30, 2008 and 2007, respectively.

Interest income on other interest earning assets, which consist of interest-earning deposit accounts and federal funds sold, increased during the third quarter of 2008 primarily due to a higher average balance. The average balance of these accounts increased $2.5 million to $3.2 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. The increase in the average balance is primarily due to funds provided by investment calls. The average yield on these accounts decreased to 2.01% from 4.59% during the third quarter of 2008 and 2007, respectively, reflecting the decreases in short-term interest rates during the fourth quarter of 2007 through 2008.

Interest Expense: Total interest expense for the three months ended September 30, 2008 decreased $524,000 compared to the three months ended September 30, 2007. The decrease in interest expense is due to decreases of $441,000 in the cost of deposits and $83,000 in the cost of borrowed funds.

The $441,000 decrease in the cost of deposits was primarily due to a decrease in the average rate. The average rate decreased to 3.01% during the three months ended September 30, 2008 from 3.89% during the three months ended September 30, 2007. The 88 basis point decrease reflects the decrease in short-term market rates of interest. The decreased cost was partially offset by an increase of $5.8 million in the average balance of deposits to $226.5 million during the comparative three month period.

Interest paid on borrowed funds decreased $83,000 due to a decrease in the average cost to 3.19% from 4.99% during the third quarter of 2008 and 2007, respectively. The average balance of borrowed funds increased $180,000 to $18.8 million during this same period. The borrowed funds consist of advances from the Federal Home Loan Bank and securities sold under agreements to repurchase.

Provision for Loan Losses: The provision for loan losses is determined by management as the amount needed to replenish the allowance for loan losses, after net charge-offs have been deducted, to a level considered adequate to absorb probable losses in the loan portfolio, in accordance with accounting principles generally accepted in the United States of America.

The allowance for loan losses increased to $1.9 million at September 30, 2008 from $1.8 million at December 31, 2007. The increase is the result of the provision for loan losses exceeding net charge-offs during 2008. Net charge-offs decreased to a net recovery of $6,000 during the third quarter of 2008 compared to net charge-offs of $42,000 during the third quarter of 2007. The $85,000 increase in the provision for loan losses reflects an increase in the average balance of the loan portfolio, primarily in commercial real estate, and an increase in watch list credits. The provisions for loan losses have been made to bring the allowance for loan losses to a level deemed adequate following management’s evaluation of the repayment capacity and collateral protection afforded by each problem credit identified by management. This review also considered the local economy and the level of bankruptcies and foreclosures in the Company’s market area. The following table sets forth information regarding nonperforming assets at the dates indicated.

	September 30, 2008	December 31, 2007
	(Dollars in thousands)
Non-accruing loans:
One-to-four family residential	$419	$310
Commerical and agricultural real estate	35	218
Multi-family residential	155	—
Commercial and agricultural business	62	82
Home equity/Home improvement	249	89
Automobile	5	12
Other consumer	4	12
Total	$929	$723

Accruing loans delinquent more than 90 days:
One-to-four family residential	$—	$203
Commercial and agricultural real estate	—	156
Other consumer	26	9
Total	$26	$368

Foreclosed assets:
One-to-four family residential	$54	$115
Commercial and agricultural real estate	230	249
Automobile	—	23
Total	$284	$387

Total nonperforming assets	$1,239	$1,478

Total as a percentage of total assets	0.42%	0.51%

The decrease in commercial and agricultural real estate non-accruing loans reflects the payoff of two non-accruing loans totaling $177,000 during 2008. The increase in multi-family residential real estate reflects the delinquency of one loan, which is both well secured and in the process of collection. The following table shows the aggregate principal amount of potential problem credits on the Company’s watch list at September 30, 2008 and December 31, 2007. The increase in Special Mention credits reflects the addition of four large commercial and commercial real estate borrowers. Each of the credits is current and well secured, and no loss is expected. All nonaccruing loans are automatically placed on the watch list.

	September 30, 2008	December 31, 2007
	(In thousands)

Special Mention credits	$7,791	$2,649
Substandard credits	2,661	3,338
Total watch list credits	$10,452	$5,987

Other Income: Total other income for the three months ended September 30, 2008 increased $229,000 from the comparable period in 2007. The increase in other income is primarily attributable to increases of $69,000 in net income from mortgage banking operations, $59,000 in commission income, $42,000 in earnings on cash surrender value of life insurance, and $30,000 in trust income. The increase in mortgage banking income is due to a higher volume of loan sales to the secondary market. The higher earnings on cash surrender value reflect a $3.4 million increase in bank-owned life insurance during the past twelve months. The increases in commission and trust income are due to continued growth in brokerage and trust accounts.

Other Expenses: Total other expenses for the three months ended September 30, 2008 increased $128,000 from the same period in 2007. The increase in other expenses reflects increases of $102,000 in salaries and benefits expense, $31,000 in professional fees, and $25,000 in occupancy expenses, partially offset by a decrease of $41,000 in other expenses, including amortization of intangible assets. The increase in salaries and benefits expense reflects annual wage and cost increases and higher commissions. Occupancy expenses increased mostly due to higher maintenance and utility costs.

Income Taxes: The provision for income taxes increased $132,000 during the three months ended September 30, 2008, compared to the three months ended September 30, 2007. The provision reflects an increase in taxable income due to higher income, net of an increase in the benefit of tax-exempt investment income.

Comparison of Operating Results for the Nine Months Ended September 30, 2008 and 2007

General: The Company reported net income for the nine months ended September 30, 2008 of $1,286,000, or $0.65 per share, basic and diluted, compared to net income of $444,000, or $0.22 per share, basic and diluted, for the nine months ended September 30, 2007. Net income increased $842,000 during the nine months ended September 30, 2008 compared to the same period of 2007, due to increases of $1.0 million in net interest income and $566,000 in other income, partially offset by increases of $336,000 in other expenses, $115,000 in the provision for loan losses, and $311,000 in income taxes.

Interest Income: Total interest income increased $398,000 during the nine months ended September 30, 2008, compared to the same period in 2007. The increase in interest income was due to increases of $397,000 on loans, $750,000 on mortgage-backed securities, and $160,000 on other investments, partially offset by a decrease of $909,000 in interest on investment securities.

The increase of $397,000 in interest income on loans was due to an increase in the average balance, partially offset by a decrease in the average yield of the loan portfolio. The average balance of loans increased $14.4 million to $176.8 million during the first nine months of 2008 compared to the same period of 2007. The increase in the average balance of loans is primarily due to an increase in commercial and commercial real estate lending, including participations purchased from other institutions. The increase in the average balance was partially offset by a decrease in the average yield of the loan portfolio to 6.78% from 7.03% for the nine months ended September 30, 2008 and 2007, respectively.

The $909,000 decrease in interest income on investment securities reflects a decrease of $27.9 million in the average balance of the portfolio to $54.1 million during the first nine months of 2008, as compared to the same period of 2007. The decrease in the average balance reflects an increase in calls, a portion of which have been reinvested into tax-free municipal bonds, as well as mortgage-backed securities. The average balance of municipal securities increased $16.4 million during the 2008 period. The average yield of investment securities decreased to 3.87% from 4.03% during the first nine months of 2008 and 2007, respectively. This average yield does not reflect the benefit of the higher tax-equivalent yield of the municipal bonds, which is reflected as a reduction in income tax expense.

The $750,000 increase in interest income on mortgage-backed securities was mostly due to an increase in the average balance of these securities. The average balance of mortgage-backed securities increased $16.4 million to $28.0 million during the nine months ended September 30, 2008 compared to the same period in 2007. Interest income also benefited from an increase of 77 basis points in the average yield of mortgage-backed securities to 5.56% during this same time frame.

Interest income on other investments, consisting of interest bearing deposit accounts and federal funds sold, increased $160,000 during the first nine months of 2008 compared to the first nine months of 2007. The increase in interest income was due to an increase in the average balance, partially offset by a decrease in the average yield of these accounts. The average balance increased $10.3 million to $12.1 million during this same time frame, primarily due to investment calls. The average yield on these accounts decreased to 2.50% from 5.02% during the nine months ended September 30, 2008 and 2007, respectively.

Interest Expense: Total interest expense decreased $640,000 for the nine months ended September 30, 2008 compared to the same period in 2007. The decrease in interest expense was due to a decrease of $642,000 in the cost of deposits partially offset by an increase of $2,000 in the cost of borrowed funds.

The $642,000 decrease in the cost of deposits was primarily due to a decrease in the average rate. The average rate decreased to 3.25% during the nine months ended September 30, 2008 from 3.80% during the nine months ended September 30, 2007. The 55 basis point decrease reflects the decrease in short-term market rates of interest. The decreased cost was partially offset by an increase of $11.0 million in the average balance of deposits to $231.7 million, which reflects growth in both time deposits and transaction accounts.

Interest expense on borrowed funds increased $2,000 primarily due to a $4.3 million increase in the average balance to $16.6 million during the first nine months of 2008. The increased cost was partially offset by a decrease in the average rate to 3.61% from 4.86% during this same time frame. The borrowed funds consist of advances from the Federal Home Loan Bank and securities sold under agreements to repurchase.

Provision for Loan Losses: The provision for loan losses is determined by management as the amount needed to replenish the allowance for loan losses, after net charge-offs have been deducted, to a level considered adequate to absorb probable losses in the loan portfolio, in accordance with accounting principles generally accepted in the United States of America.

	9 Months Ended
	September 30, 2008	September 30, 2007
	(In thousands)
Balance at beginning of period	$1,766	$1,864
Charge-offs:
One-to-four family residential	56	63
Commercial and agricultural business	—	8
Home equity/home improvement	—	49
Automobile	5	—
Other Consumer	3	38
Total	64	158

Recoveries:
One-to-four family residential	1	5
Commercial and agricultural real estate	3	—
Home equity/home improvement	3	2
Automobile	5	7
Other Consumer	9	19
Total	21	33

Net loans charged off	43	125
Provision expense	165	50
Balance at end of period	$1,888	$1,789

The allowance for loan losses increased $122,000 to $1.9 million at September 30, 2008 from December 31, 2007. The increase is the result of the provision for loan losses exceeding net charge-offs. The provision for loan losses increased to $165,000 during the nine months ended September 30, 2008 from $50,000 during the first nine months of 2007. Net charge-offs decreased to $43,000 during the first nine months of 2008. The increase in the provision during 2008 reflects the changing mix of the loan portfolio and an increase in watch list credits, partially offset by a decrease in nonperforming assets.

Other Income: Total other income for the nine months ended September 30, 2008 increased $566,000 from the comparable period in 2007. The increase in other income is primarily attributed to increases of $202,000 in net income from mortgage banking operations, $182,000 in commission income, $107,000 in earnings on cash surrender value of life insurance, and $75,000 in trust income. The increases in commission and trust income are due to continued growth in brokerage and trust accounts. The increase in mortgage banking income is due to a higher volume of loan sales of $24.7 million to the secondary market during 2008. The higher earnings on cash surrender value reflect a $3.4 million increase in bank-owned life insurance, which was purchased to fund new benefit plans, during the past twelve months.

Other Expense: Total other expense for the nine months ended September 30, 2008 increased $336,000 from the same period of 2007. The increase in other expense is mainly comprised of increases of $304,000 in salaries and benefits, $42,000 in occupancy expenses, and $27,000 in professional fees, partially offset by a decrease of $70,000 in other expenses, including amortization of intangible assets. The increase in salaries and benefits expense reflects annual wage and cost increases and higher commissions, as well as expenses associated with new benefit plans. Occupancy expenses increased mostly due to higher maintenance and utility costs. During 2009, we expect that our other expense will be affected by higher deposit insurance premium assessments from the FDIC.

Income Taxes: The provision for income taxes increased $311,000 during the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007. The provision reflects an increase in taxable income due to higher income, net of an increase in the benefit of tax-exempt investment income.

Liquidity and Capital Resources: The Company’s liquidity position remains sufficient to fund operations and meet the requirements of borrowers, depositors, and creditors. The Company maintains various sources of liquidity to fund its cash needs and is closely monitoring the current economic environment. The Company’s most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company’s operating, financing, and investing activities. At September 30, 2008 and December 31, 2007, cash and cash equivalents totalled $7.0 million and $12.2 million, respectively. The Company’s primary sources of funds include principal and interest repayments on loans (both scheduled and prepayments), maturities and calls of investment securities and principal repayments from mortgage-backed securities (both scheduled and prepayments) and deposits. During the past nine months, the most significant sources of funds have been advances from the Federal Home Loan Bank and investment calls and maturities. These funds have been used primarily for new loan originations.

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

Liquidity management is both a short-term and long-term responsibility of management. The Company adjusts its investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) projected purchases of investment and mortgage-backed securities, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) liquidity of its asset-liability management program. Excess liquidity is generally invested in interest-earning overnight deposits and other short-term U.S. Agency obligations. If the Company requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB. The Company may borrow from the FHLB under a blanket agreement which assigns all investments in FHLB stock as well as qualifying first mortgage loans equal to 150% of the outstanding balance as collateral to secure the amounts borrowed. This borrowing arrangement is limited to a maximum of 30% of the Company’s total assets or twenty times the balance of FHLB stock held by the Company. At September 30, 2008, the Company had outstanding advances of $21.0 million. The Company also has the option of purchasing federal funds from its correspondents.

The Company maintains minimum levels of liquid assets as established by the Board of Directors. The Company’s liquidity ratios at September 30, 2008 and December 31, 2007 were 26.2% and 26.1%, respectively. These ratios represent the volume of short-term liquid assets as a percentage of net deposits and borrowings due within one year.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above. The following table summarizes these commitments at September 30, 2008 and December 31, 2007.

	September 30, 2008	December 31, 2007
	(In thousands)
Commitments to fund loans	$42,467	$41,587
Standby letters of credit	717	37

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined). Management believes, at September 30, 2008 that the Bank meets all its capital adequacy requirements.

Under Illinois law, Illinois-chartered savings banks are required to maintain a minimum core capital to total assets ratio of 3%. The Illinois Commissioner of Savings and Residential Finance (the Commissioner) is authorized to require a savings bank to maintain a higher minimum capital level if the Commissioner determines that the savings bank’s financial condition or history, management or earnings prospects are not adequate. If a savings bank’s core capital ratio falls below the required level, the Commissioner may direct the savings bank to adhere to a specific written plan established by the Commissioner to correct the savings bank’s capital deficiency, as well as a number of other restrictions on the savings bank’s operations, including a prohibition on the declaration of dividends by the savings bank’s board of directors. At September 30, 2008, the Bank’s core capital ratio was 7.14% of total average assets, which exceeded the required amount.

The Bank is also required to maintain regulatory capital requirements imposed by the Federal Deposit Insurance Corporation. The Bank’s actual ratios at September 30, 2008 and the required minimums to be considered adequately capitalized are shown in the table below. In order to be considered well-capitalized, the Bank must maintain: (i) Tier 1 Capital to Average Assets of 5.0%, (ii) Tier 1 Capital to Risk-Weighted Assets of 6.0%, and (iii) Total Capital to Risk-Weighted Assets of 10.0%.

	September 30, 2008 Actual	December 31, 2007 Actual	Minimum Required
Tier 1 Capital to Average Assets	7.14%	7.02%	4.00%
Tier 1 Capital to Risk-Weighted Assets	10.08%	10.38%	4.00%
Total Capital to Risk-Weighted Assets	11.00%	11.32%	8.00%

While the Company’s capital ratios are in excess of those required to be considered well-capitalized under current banking regulations, the Company is currently evaluating the possibility of raising capital under the recently announced Capital Purchase Program (“CPP”) of the U.S. Department of the Treasury (the “Treasury”). Under the CPP, qualified U.S. banking organizations whose applications to participate are approved would sell preferred stock and grant warrants to purchase common stock to the Treasury. The Company is currently evaluating whether it will apply for participation in the CPP and any effects participation would have on the Company’s capital structure. There are a variety of factors to be evaluated, including the cost of the capital to be provided and restrictions that would be imposed on the Company by participating in the CPP (such as restrictions on dividend increases and stock buy-backs). The Company does not expect to make further announcements with respect to participation in the CPP unless and until it decides to participate.

Future capital levels should benefit from the decision of the Company’s parent company, Jacksonville Bancorp, MHC, to waive its right to receive dividends. The mutual holding company has received the non-objection from its primary regulator, the Office of Thrift Supervision, for such waivers through the quarter ended September 30, 2008. A request for non-objection has been filed with the Office of Thrift Supervision to permit the mutual holding company to waive its receipt of dividends through the quarter ended September 30, 2009.

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

The following table sets forth the average balances and interest rates (costs) on the Company’s assets and liabilities during the periods presented.

Consolidated Average Balance Sheet and Interest Rates (Dollars in thousands)
	Three Months Ended September 30,
	2008			2007
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
Interest-earnings assets:
Loans	$177,990	$2,974	6.68%	$169,917	$3,030	7.13%
Investment securities	55,319	533	3.86%	81,182	830	4.09%
Mortgage-backed securities	35,895	449	5.00%	12,284	151	4.90%
Other	3,221	16	2.01%	732	8	4.59%
Total interest-earning assets	272,425	3,972	5.83%	264,115	4,019	6.09%

Non-interest earnings assets	20,890			18,148
Total assets	$293,315			$282,263

Interest-bearing liabilities:
Deposits	$226,475	$1,707	3.01%	$220,710	$2,148	3.89%
Other borrowings	18,814	150	3.19%	18,634	233	4.99%
Total interest-bearing liabilities	245,289	1,857	3.03%	239,344	2,381	3.98%

Non-interest bearing liabilities	25,544			21,458
Stockholders’ equity	22,482			21,461

Total liabilities/stockholders’ equity	$293,315			$282,263

Net interest income		$2,115			$1,638

Interest rate spread (average yield earned minus average rate paid)			2.80%			2.11%

Net interest margin (net interest income divided by average interest-earning assets)			3.11%			2.48%

The following table sets forth the changes in rate and changes in volume of the Company’s interest earning assets and liabilities.

Analysis of Volume and Rate Changes
(In thousands)

Three Months Ended September 30,
	2008 Compared to 2007 Increase(Decrease) Due to
	Rate	Volume	Net
Interest-earnings assets:
Loans	$(196)	$140	$(56)
Investment securities	(45)	(252)	(297)
Mortgage-backed securities	3	295	298
Other	(7)	15	8
Total net change in income on interest-earning assets	(245)	198	(47)

Interest-bearing liabilities:
Deposits	(496)	55	(441)
Other borrowings	(85)	2	(83)
Total net change in expense on interest-bearing liabilities	(581)	57	(524)
Net change in net interest income	$336	$141	$477

The following table sets forth the average balances and interest rates (costs) on the Company’s assets and liabilities during the periods presented.

Consolidated Average Balance Sheet and Interest Rates (Dollars in thousands)
	Nine Months Ended September 30,
	2008			2007
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
Interest-earnings assets:
Loans	$176,823	$8,995	6.78%	$162,379	$8,598	7.03%
Investment securities	54,105	1,569	3.87%	82,049	2,478	4.03%
Mortgage-backed securities	28,042	1,170	5.56%	11,674	420	4.79%
Other	12,139	228	2.50%	1,807	68	5.02%
Total interest-earning assets	271,109	11,962	5.88%	257,909	11,564	5.98%

Non-interest earnings assets	23,636			17,972
Total assets	$294,745			$275,881

Interest-bearing liabilities:
Deposits	$231,718	$5,652	3.25%	$220,724	$6,294	3.80%
Other borrowings	16,561	449	3.61%	12,269	447	4.86%
Total interest-bearing liabilities	248,279	6,101	3.28%	232,993	6,741	3.86%

Non-interest bearing liabilities	23,754			21,507
Stockholders’ equity	22,712			21,381

Total liabilities/stockholders’ equity	$294,745			$275,881

Net interest income		$5,861			$4,823

Interest rate spread (average yield earned minus average rate paid)			2.61%			2.12%

Net interest margin (net interest income divided by average interest-earning assets)			2.88%			2.49%

The following table sets forth the changes in rate and changes in volume of the Company’s interest earning assets and liabilities.

Analysis of Volume and Rate Changes
(In thousands)
Nine Months Ended September 30,
	2008 compared to 2007 Increase (Decrease) Due to
	Rate	Volume	Net
Interest-earnings assets:
Loans	$(347)	$744	$397
Investment securities	(95)	(814)	(909)
Mortgage-backed securities	77	673	750
Other	(50)	210	160
Total net change in income on interest-earning assets	(415)	813	398

Interest-bearing liabilities:
Deposits	(944)	302	(642)
Other borrowings	(131)	133	2
Total net change in expense on interest-bearing liabilities	(1,075)	435	(640)

Net change in net interest income	$660	$378	$1,038

JACKSONVILLE BANCORP, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company seeks to reduce its interest rate risk by better matching the maturities of its interest rate sensitive assets and liabilities, selling its long-term fixed-rate residential mortgage loans with terms of 15 years or more to Freddie Mac or the Federal Home Loan Bank, originating adjustable rate loans, balloon loans with terms ranging from three to five years and originating consumer and commercial business loans, which typically are for a shorter duration and at higher rates of interest than one-to-four family loans. The Company also maintains a portfolio of mortgage-backed securities, which provides monthly cash flow. The remaining investment portfolio has been laddered to better match the interest-bearing liabilities. With respect to liabilities, the Company has attempted to increase its savings and transaction deposit accounts, which management believes are more resistant to changes in interest rates than time deposit accounts. The Board of Directors appoints the Asset-Liability Management Committee (ALCO), which is responsible for reviewing the Company’s asset and liability policies. The ALCO meets quarterly to review interest rate risk and trends, as well as liquidity and capital ratio requirements.

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

The following table shows projected results at September 30, 2008 and December 31, 2007 of the impact on net interest income from an immediate change in interest rates, as well as the benchmarks established by the ALCO. The results are shown as a dollar and percentage change in net interest income over the next twelve months.

Change in Net Interest Income
(Dollars in thousands)
	September 30, 2008		December 31, 2007		ALCO
Rate Shock:	$ Change	% Change	$ Change	% Change	Benchmark
+ 200 basis points	213	2.15%	108	1.62%	> (20.00)%
+ 100 basis points	334	3.37%	224	3.36%	> (12.50)%
- 100 basis points	509	5.14%	326	4.90%	> (12.50)%
- 200 basis points	389	3.92%	352	5.29%	> (20.00)%

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

PART II – OTHER INFORMATION

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1.A.	Risk Factors

Our Non-Interest Expense Will Increase as a Result of Increases in FDIC Insurance Premiums

The Federal Deposit Insurance Corporation (“FDIC”) imposes an assessment against institutions for deposit insurance. This assessment is based on the risk category of the institution and currently ranges from 5 to 43 basis points of the institution’s deposits. Federal law requires that the designated reserve ratio for the deposit insurance fund be established by the FDIC at 1.15% to 1.50% of estimated insured deposits. If this reserve ratio drops below 1.15% or the FDIC expects it to do so within six months, the FDIC must, within 90 days, establish and implement a plan to restore the designated reserve ratio to 1.15% of estimated insured deposits within five years (absent extraordinary circumstances).

Recent bank failures coupled with deteriorating economic conditions have significantly reduced the deposit insurance fund’s reserve ratio. As of June 30, 2008, the designated reserve ratio was 1.01% of estimated insured deposits at March 31, 2008. As a result of this reduced reserve ratio, on October 16, 2008, the FDIC published a proposed rule that would restore the reserve ratios to its required level. The proposed rule would raise the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) for the first quarter of 2009. The proposed rule would also alter the way the FDIC calculates federal deposit insurance assessment rates beginning in the second quarter of 2009 and thereafter.

Under the proposed rule, the FDIC would first establish an institution’s initial base assessment rate. This initial base assessment rate would range, depending on the risk category of the institution, from 10 to 45 basis points. The FDIC would then adjust the initial base assessment (higher or lower) to obtain the total base assessment rate. The adjustments to the initial base assessment rate would be based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits. The total base assessment rate would range from 8 to 77.5 basis points of the institution’s deposits. There can be no assurance that the proposed rule will be implemented by the FDIC or implemented in its proposed form.

In addition, the Emergency Economic Stabilization Act of 2008 (EESA) temporarily increased the limit on FDIC insurance coverage for deposits to $250,000 through December 31, 2009, and the FDIC took action to provide coverage for newly-issued senior unsecured debt and non-interest bearing transaction accounts in excess of the $250,000 limit, for which institutions will be assessed additional premiums.

These actions will significantly increase our non-interest expense in 2009 and in future years as long as the increased premiums are in place.

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

JACKSONVILLE BANCORP, INC.
Registrant

Date: 11/07/2008	/s/ Richard A. Foss
Richard A. Foss
President and Chief Executive Officer

/s/ Diana S. Tone
Diana S. Tone
Chief Financial Officer

EXHIBITS