Form 10-K
period 2008-12-31
JACKSONVILLE BANCORP INC
filed 2009-03-20
CIK 1172097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal ended December 31, 2008.
or
*	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES ☐     NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2008, as reported by the Nasdaq Capital Market, was approximately $9.6 million.

As of March 1, 2009, there was issued and outstanding 1,920,817 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

(1)	Proxy Statement for the 2009 Annual Meeting of Stockholders of the Registrant (Part III).
(2)	Annual Report to Stockholder (Part II and IV).

PART I

ITEM 1.    Business

General

Jacksonville Bancorp, Inc. is a Federal corporation.  On May 3, 2002, Jacksonville Savings Bank completed its reorganization into the two-tier form of mutual holding company ownership.  At that time each outstanding share of Jacksonville Savings Bank’s common stock was converted into a share of Jacksonville Bancorp’s common stock.  Our only significant asset is our investment in Jacksonville Savings Bank.  We are majority owned by Jacksonville Bancorp, MHC, a Federally-chartered mutual holding company.

Jacksonville Savings Bank is an Illinois-chartered savings bank headquartered in Jacksonville, Illinois.  We conduct our business from our main office and six branches, two of which are located in Jacksonville and one of which is located in each of the following Illinois communities: Virden, Litchfield, Chapin, and Concord.  We were originally chartered in 1916 as a state-chartered savings and loan association and converted to a state-chartered savings bank in 1992.  We have been a member of the Federal Home Loan Bank System since 1932.  Our deposits are insured by the Federal Deposit Insurance Corporation.  At December 31, 2008, Jacksonville Bancorp had total assets of $288.3 million, total deposits of $238.2 million, and stockholders’ equity of $24.3 million.

We are a community-oriented savings bank engaged primarily in the business of attracting retail deposits from the general public in our market area and using such funds together with borrowings and funds from other sources to primarily originate mortgage loans secured by one- to four-family residential real estate, commercial and agricultural real estate loans, and consumer loans.  We also originate multi-family real estate loans and commercial and agricultural business loans.  Additionally, we invest in United States Government agency securities, bank-qualified, general obligation municipal issues, and mortgage-backed securities primarily issued or guaranteed by the United States Government or agencies thereof, and maintains a portion of its assets in liquid investments, such as overnight funds at the Federal Home Loan Bank.

Our principal sources of funds are customer deposits, proceeds from the sale of loans, funds received from the repayment and prepayment of loans and mortgage-backed securities, and the sale, call, or maturity of investment securities.  Principal sources of income are interest income on residential, commercial and consumer loans, interest on investments, commissions and fees.  Our principal expenses are interest paid on deposits, employee compensation and benefits and occupancy and equipment expense.

We operate an investment center at our main office.  The investment center is operated through Financial Resources Group, Inc., the Bank’s wholly-owned subsidiary.  The investment center has not had a material effect on our ability to attract retail deposits, and is not expected to have an impact on attracting deposits.

Our principal executive office is located at 1211 W. Morton, Jacksonville, Illinois, and our telephone number at that address is (217) 245-4111.

Recent Market Developments

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law.  Under the EESA, the U.S. Department of the Treasury was given the authority to, among other things, purchase up to $700 billion of securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, the Treasury Department announced a Capital Purchase Program under which it would acquire equity investments, usually preferred stock, in banks and thrifts and their holding companies.  In conjunction with the purchase of preferred stock, the Treasury Department also received warrants to purchase common stock from participating financial institutions.  Participating financial institutions also were required to adopt the Treasury Department’s standards for executive compensation and corporate governance for the period during which the department holds equity issued under the Capital Purchase Program.  We have determined that we would not participate in the Capital Purchase Program.

On November 21, 2008, the FDIC adopted a final rule relating to a Temporary Liquidity Guarantee Program, which the FDIC had previously announced as an initiative to counter the system-wide crisis in the nation’s financial sector.  Under the Temporary Liquidity Guarantee Program the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before June 30, 2009 and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.5% interest per annum and certain other accounts held at participating FDIC-insured institutions through December 31, 2009.  Coverage under the Temporary Liquidity Guarantee Program was available for the first 30 days without charge.  The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt.  The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000.  We have elected to participate in the deposit insurance coverage program.

The American Recovery and Reinvestment Act of 2009 (“ARRA”), more commonly known as the economic stimulus or economic recovery package, was signed into law on February 17, 2009, by President Obama.  ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs.  In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients until the recipient has repaid the Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to the Treasury’s consultation with the recipient’s appropriate regulatory agency.

Market Area

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

The economy of our market area consists primarily of agriculture and related businesses, light industry and state and local government.  The largest employers in our primary market area are Pactiv Corporation, Passavant Area Hospital, and the State of Illinois.  During 2008, the local economy experienced a downturn, although not as severe as the nationwide recession.  While we have seen an increase in unemployment, our local economy benefits from a diverse base of employers.  Our market area did not experience significant layoffs or company closings during 2008.  However, ACH Food Companies has recently announced the closing of its Jacksonville plant with approximately 200 employees sometime in 2009.  We are unable to determine what impact, if any, the closing will have on our financial condition or operations.

Lending Activities

General.  Historically, our principal lending activity has been the origination of mortgage loans for the purpose of financing or refinancing one- to four-family residential properties in our local market areas.  We also emphasize consumer lending, primarily the origination of home equity loans and loans secured by automobiles.  At December 31, 2008, our loans receivable totaled $185.0 million, of which $46.8 million, or 25.6% consisted of one- to four-family residential mortgage loans.  The remainder of our loans receivable at such date consisted of commercial and agricultural real estate loans (30.9%), multi-family residential loans (2.5%), commercial and agricultural business loans (19.3%), and consumer loans (22.8%).  Of the amount included in consumer loans, $30.0 million, or 16.4% of total loans consisted of home equity and home improvement loans.  During the year ended December 31, 2008 the loan portfolio increased to $185.0 million from $177.7 million at December 31, 2007.  One-to-four family residential real estate loans decreased $3.7 million (7.2%) and commercial and agricultural real estate loans increased $12.4 million (28.2%) during 2008.

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

We originate fixed-rate residential mortgage loans secured by one- to four-family residential properties with terms up to 30 years.  We sell a significant portion of our one- to four-family fixed-rate residential mortgage loan originations directly to Freddie Mac.  We also sold one- to four-family fixed-rate residential mortgage loan originations to the Federal Home Loan Bank Mortgage Partnership Finance Program until the program was discontinued as of October 31, 2008.  During the years ended December 31, 2008 and 2007, we sold $30.1 million and $10.2 million of fixed-rate residential mortgage loans, respectively.  Loans are generally sold without recourse and with servicing retained.  At December 31, 2008 we were servicing approximately $132.1 million in loans for which it received servicing income of approximately $352,000 for the year ended December 31, 2008.  As a result of the weakening economy, we have taken a charge of $428,000 against the value of our mortgage servicing income. For further information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 7 to our Consolidated Financials Statements.

Analysis of Loan Portfolio

Set forth below are selected data relating to the composition of our loan portfolio, excluding loans held for sale, by type of loan as of the dates indicated.

	At December 31,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate loans:
One- to four-family residential (1)	$46,807	25.6%	$50,459	28.7%	$40,635	26.2%	$40,126	28.2%	$41,616	33.1%
Commercial and agricultural (1)	56,516	30.9	44,100	25.1	39,592	25.6	33,859	23.8	24,587	19.5
Multi-family residential	4,518	2.5	4,741	2.7	5,877	3.8	6,010	4.2	2,207	1.8
Total real estate loans	$107,841	59.0	99,300	56.5	86,104	55.6	79,995	56.2	68,410	54.4

Commercial and agricultural business loans	35,356	19.3	36,539	20.8	32,837	21.2	28,679	20.2	26,227	20.8
Consumer loans:
Home equity/home improvement	30,002	16.4	30,087	17.1	27,202	17.6	26,382	18.5	24,322	19.3
Automobile	5,842	3.2	5,334	3.0	5,275	3.4	4,580	3.2	4,516	3.6
Other	5,950	3.2	6,402	3.6	5,313	3.4	4,657	3.3	4,380	3.5
Total consumer loans	41,794	22.8	41,823	23.7	37,790	24.4	35,619	25.0	33,218	26.4
Total loans receivable	184,991	101.1	177,662	101.0	156,731	101.2	144,293	101.4	127,855	101.6

Less:
Unearned premium on purchased loans, unearned discount and deferred loan fees, net	109	0.0	29	0.0	29	0.0	175	0.1	174	0.1
Allowance for loan losses	1,934	1.1	1,766	1.0	1,864	1.2	1,846	1.3	1,888	1.5
Total loans receivable, net	$182,948	100.0%	$175,867	100.0%	$154,838	100.0%	$142,272	100.0%	$125,793	100.0%
_________________________________
(1)	Includes a portion of real estate construction loans.

One- to Four-Family Mortgage Loans.  Our primary lending activity is the origination of one- to four-family, owner-occupied, residential mortgage loans secured by property located in our market area.  We generate loans through our marketing efforts, existing customers and referrals, real estate brokers, builders and local businesses.  We generally have limited our real estate loan originations to the financing of properties located within our market area.  At December 31, 2008, we had $46.8 million, or 25.6% of our net loan portfolio, invested in mortgage loans secured by one- to four-family residences.

We originate for resale to Freddie Mac fixed-rate residential one- to four-family loans with terms of 15 years or more.  Our fixed-rate mortgage loans amortize monthly with principal and interest due each month.  Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option.  We offer fixed-rate one- to four-family mortgage loans with terms of up to 30 years.

We currently offer adjustable-rate mortgage loans for terms ranging up to 30 years.  We generally offer adjustable-rate mortgage loans that adjust every year from the date of origination, with interest rate adjustment limitations up to two hundred basis points per year and with a cap of up to six hundred basis points on interest rate increases over the life of the loan.  In a rising interest rate environment, such rate limitations may prevent adjustable-rate mortgage loans from repricing to market interest rates, which would have an adverse effect on net interest income.  In the current low interest rate environment the repricing of our adjustable-rate portfolio has resulted in significantly lower interest income from this portion of our loan portfolio.  We have used different interest indices for adjustable-rate mortgage loans in the past, and primarily use the one-year Constant Maturity Treasury Index.  Adjustable-rate mortgage loans secured by residential one- to four-family real estate totaled $10.2 million, or 21.8% of our total one- to four-family residential real estate loans receivable at December 31, 2008.  The origination of fixed-rate mortgage loans versus adjustable-rate mortgage loans is monitored on an ongoing basis and is affected significantly by the level of market interest rates, customer preference, our interest rate gap position and our competitors’ loan products.  During 2008, we originated $29.4 million of fixed-rate residential mortgage loans and $9.3 million of adjustable-rate mortgage and balloon loans.

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

Commercial and Agricultural Real Estate and Multi-Family Residential Real Estate Loans.  We originate commercial and agricultural real estate and multi-family residential real estate loans.  At December 31, 2008, $56.5 million, or 30.9%, of our total loan portfolio consisted of commercial and agricultural real estate loans and $4.5 million, or 2.5%, consisted of multi-family real estate loans.  During 2008, loan originations secured by commercial and agricultural real estate totaled $29.2 million, as compared to $11.0 million in 2007.  Our commercial and agricultural real estate loans are secured primarily by improved properties such as retail facilities and office buildings, farms, churches and other non-residential buildings.  At December 31, 2008, our commercial real estate loan portfolio included $1.3 million in loans secured by churches, $28.5 million in loans secured by land, and $26.7 million in loans secured by other commercial properties.  At December 31, 2008, our largest commercial and agricultural real estate loan was secured by farmland, had a principal balance of $3.1 million and was performing in accordance with its terms.  The maximum LTV ratio for commercial real estate loans we originate is 80%.  The largest commercial real estate loan had a principal balance of $3.0 million, all of which was secured by an office and distribution center.  At December 31, 2008, the largest multi-family residential real estate loan had a principal balance of $2.3 million and was performing in accordance with its terms.

Our underwriting standards for commercial and agricultural real estate and multi-family residential real estate loans include a determination of the applicant’s credit history and an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan.  The income approach is primarily utilized to determine whether income generated from the applicant’s business or real estate offered as collateral is adequate to repay the loan.  In underwriting a loan, we consider the value of the real estate offered as collateral in relation to the proposed loan amount.  Generally, the loan amount cannot be greater than 80% of the value of the real estate.  We usually obtain written appraisals from either licensed or certified appraisers on all multi-family, commercial, and agricultural real estate loans.  We assess the creditworthiness of the applicant by reviewing a credit report, financial statements and tax returns of the applicant, as well as obtaining other public records regarding the applicant.

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

Commercial and Agricultural Business Loans.  We originate commercial and agricultural business loans to borrowers located in our market area which are secured by collateral other than real estate or which can be unsecured.  We also purchase participations of commercial loans from other lenders, which may be outside our market area.  Such business loans are generally secured by equipment and inventory and generally are offered with adjustable rates and various terms of maturity.  We will originate unsecured business loans in those instances where the applicant’s financial strength and creditworthiness has been established.  Commercial and agricultural business loans generally bear higher interest rates than residential loans, but they also may involve a higher risk of default since their repayment is generally dependent on the successful operation of the borrower’s business.  We generally obtain personal guarantees from the borrower or a third party as a condition to originating its business loans.  Commercial and agricultural business loans totaled $35.4 million, or 19.3%, of our total loan portfolio at December 31, 2008.  We have increased our originations of business loans in response to customer demand.  During the year ended December 31, 2008, we originated $36.5 million in commercial and agricultural business loans.  At that date, our largest commercial business loan was a $5.0 million line of credit with a principal balance of $2.0 million.  This loan was performing in accordance with its terms at December 31, 2008.

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

Consumer Loans.  As of December 31, 2008, consumer loans totaled $41.8 million, or 22.8%, of our total loan portfolio.  The principal types of consumer loans we offer are home equity loans and automobile loans.  We generally offer consumer loans on a fixed-rate basis.  The largest category of consumer loans in our portfolio consists of home equity loans.  At December 31, 2008, home equity and home improvement loans totaled $30.0 million, or 16.4%, of our total loan portfolio.  Our home equity loans are generally secured by the borrower’s principal residence.  The maximum amount of a home equity line of credit is generally 95% of the appraised value of a borrower’s real estate collateral less the amount of any prior mortgages or related liabilities.  Home equity loans are approved with both fixed and adjustable interest rates which we determine based upon market conditions.  Such loans may be fully amortized over the life of the loan or have a balloon feature.  Generally, the maximum term for home equity loans is 10 years.

The second largest category of consumer loans in our portfolio consists of loans secured by automobiles.  At December 31, 2008, consumer loans secured by automobiles totaled $5.8 million, or 3.2%, our total loan portfolio.  We offer automobile loans with maturities of up to 60 months for new automobiles.  Loans secured by used automobiles will have maximum terms which vary depending upon the age of the automobile.  We generally originate automobile loans with an LTV ratio below the greater of 80% of the purchase price or 100% of NADA loan value, although in the case of a new car loan the LTV ratio may be greater or less depending on the borrower’s credit history, debt to income ratio, home ownership and other banking relationships with us.

Consumer loans entail greater risks than one- to four-family residential mortgage loans, particularly consumer loans secured by rapidly depreciating assets such as automobiles or loans that are unsecured.  In such cases, collateral repossessed after a default may not provide an adequate source of repayment of the outstanding loan balance because of damage, loss or depreciation.  Further, consumer loan payments are dependent on the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Such events would increase our risk of loss on unsecured loans.  Finally, the application of various Federal and state laws, including Federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the event of a default.  At December 31, 2008, consumer loans 90 days or more delinquent, including those for which the accrual of interest has been discontinued, totaled $212,000, or 0.51%, of our total consumer loans.

Our underwriting standards for consumer loans include a determination of the applicant’s credit history and an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan.  The stability of the applicant’s monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income.  We also consider the length of employment with the borrower’s present employer as well as the amount of time the borrower has lived in the local area.  Creditworthiness of the applicant is of primary consideration; however, the underwriting process also includes a comparison of the value of the collateral in relation to the proposed loan amount.  Of the consumer loans 90 days or more delinquent, over 50% are secured by one- to four-family real estate, upon which a material loss is not expected to be realized.  The two largest loans in this category total $82,000 and are secured by mortgages on residential real estate.  No assurance can be given, however, that our delinquency rate or loss experience on consumer loans will not increase in the future.

Loan Maturity Schedule.  The following table sets forth certain information at December 31, 2008 regarding the dollar amount of loans maturing in our portfolio based on their contractual terms to maturity.  Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdraft loans are reported as due in one year or less.

	Within 1 Year	Over 1 Year to 5 Years	Beyond 5 Years	Total
	(In Thousands)
Real estate loans:
One- to four-family real estate	$3,844	$13,887	$29,076	$46,807
Commercial and agricultural real estate	11,939	10,600	33,977	56,516
Multi-family residential	115	560	3,843	4,518
Commercial and agricultural business loans	17,318	13,452	4,586	35,356
Consumer loans:
Home equity/home improvement	6,601	16,133	7,268	30,002
Automobile	488	5,354	—	5,842
Other	2,411	2,300	1,239	5,950
Total	$42,716	$62,286	$79,989	$184,991

The following table sets forth at December 31, 2008, the dollar amount of all fixed-rate and adjustable-rate loans due after December 31, 2009.  At December 31, 2008, fixed-rate loans include $18.5 million in fixed-rate balloon payment loans with original maturities of five years or less.  The total dollar amount of fixed-rate loans and adjustable-rate loans due after December 31, 2009, was $78.7 million and $63.6 million, respectively.

	Due after December 31, 2009
	Fixed	Adjustable	Total
	(In Thousands)
Real estate loans:
One- to four-family real estate	$32,827	$10,136	$42,963
Commercial and agricultural real estate	8,690	35,886	44,576
Multi-family real estate	560	3,844	4,404
Commercial and agricultural business loans	11,619	6,419	18,038
Consumer loans	24,970	7,324	32,294
Total loans	$78,666	$63,609	$142,275

Loan Origination, Solicitation and Processing.  Loan originations are derived from a number of sources such as real estate broker referrals, existing customers, borrowers, builders, attorneys and walk-in customers.  Upon receipt of a loan application, a credit report is obtained to verify specific information relating to the applicant’s employment, income, and credit standing.  In the case of a real estate loan, an appraisal of the real estate intended to secure the proposed loan is undertaken by an independent appraiser approved by the Bank.  A loan application file is first reviewed by a loan officer in our loan department who checks applications for accuracy and completeness, and verifies the information provided.  The financial resources of the borrower and the borrower’s credit history, as well as the collateral securing the loan, are considered an integral part of each risk evaluation prior to approval.  The Board of Directors has established individual lending authorities for each loan officer by loan type.  Loans over an individual officer’s lending limits must be approved by the officers’ loan committee consisting of the chairman of the board, president, chief lending officer and all lending officers, which meets three times a week, and has lending authority up to $500,000 depending on the type of loan.  Loans with a principal balance over this limit, up to $1.0 million, must be approved by the directors’ loan committee, which meets weekly and consists of the chairman of the board, president, senior vice president, chief lending officer and at least two outside directors, plus all lending officers as non-voting members.  The Board of Directors approves all loans with a principal balance over $1.0 million.  The Board of Directors ratifies all loans we originate.  Once the loan is approved, the applicant is informed and a closing date is scheduled.  We typically fund loan commitments within 30 days.

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

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
	(In Thousands)
Total loans receivable at beginning of year	$177,662	$156,731	$144,293	$127,855	$129,480
Originations:
Real estate loans:
One- to four-family residential	38,717	30,104	25,708	31,551	29,599
Commercial and agricultural	29,157	10,972	11,790	16,902	10,821
Multi-family residential	—	—	2,122	5,731	290
Commercial and agricultural business loans	36,477	33,560	34,004	23,434	21,907
Consumer loans:
Home equity/home improvement	20,133	19,309	17,874	19,021	15,009
Automobile	4,188	3,777	4,336	3,697	2,808
Other	5,072	6,360	4,916	4,560	3,805
Total originations	133,744	104,082	100,750	104,896	84,239
Participation loans purchased	3,729	6,231	3,152	4,634	1,700
Transfer of mortgage loans to foreclosed real estate owned	667	819	329	933	999
Repayments	99,400	78,407	74,574	70,891	69,634
Loan sales	30,077	10,156	16,561	21,268	16,931
Total loans receivable at end of year	$184,991	$177,662	$156,731	$144,293	$127,855

Loan Origination and Other Fees.  In addition to interest earned on loans, we may charge loan origination fees.  Our ability to charge loan origination fees is influenced by the demand for mortgage loans and competition from other lenders in our market area.  In December 1986, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 91 on the accounting for non-refundable fees and costs associated with originating or acquiring loans.  To the extent that loans are originated or acquired for our portfolio, Statements of Financial Accounting Standards No. 91 requires that we defer loan origination fees and costs and amortize such amounts as an adjustment of yield over the life of the loan by use of the level yield method.  Statements of Financial Accounting Standards No. 91 reduces the amount of revenue recognized by many financial institutions at the time such loans are originated or acquired.  Fees deferred under Statements of Financial Accounting Standards No. 91 are recognized into income immediately upon the sale of the related loan.  At December 31, 2008, we had $26,000 of net deferred loan fees.  Loan origination fees are volatile sources of income.  Such fees vary with the volume and type of loans and commitments made and purchased and with competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money.

In addition to loan origination fees, we also receive other fees and service charges that consist primarily of extension fees and late charges.  We recognized fees and service charges of $54,000, $93,000 and $108,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

Loan Concentrations.  With certain exceptions, an Illinois-chartered savings bank may not make a loan or exceed credit for secured and unsecured loans for business, commercial, corporate or agricultural purposes to a single borrower in excess of 25% of the Jacksonville Savings Bank’s total capital, as defined by regulation.  At December 31, 2008, our loans-to-one borrower limit was $5.7 million.  At December 31, 2008 we had no lending relationships in excess of our loans-to-one borrower limitation.

Delinquencies and Classified Assets

Our collection procedures provide that when a mortgage loan is either ten days (in the case of adjustable-rate mortgage and balloon loans) or 15 days (in the case of fixed-rate loans) past due, a computer-generated late charge notice is sent to the borrower requesting payment plus a late charge. If the mortgage loan remains delinquent, a telephone call is made or a letter is sent to the borrower stressing the importance of reinstating the loan and obtaining reasons for the delinquency.  When a loan continues in a delinquent status for 60 days or more, and a repayment schedule has not been made or kept by the borrower, a notice of intent to foreclose upon the underlying property is then sent to the borrower, giving 10 days to cure the delinquency.  If not cured, foreclosure proceedings are initiated.  Consumer loans receive a ten-day grace period before a late charge is assessed.  Collection efforts begin after the grace period expires.  At December 31, 2008, 2007, and 2006 the percentage of nonperforming loans to net loans receivable were 0.65%, 0.62% and 0.87%, respectively.

At December 31, 2008, 2007, and 2006, the percentage of nonperforming assets to total assets were 0.68%, 0.51%, and 0.56%, respectively.  The increase in the level of nonperforming assets primarily reflects the delinquency and foreclosure of loans secured by residential real estate.  Management believes the increase can be attributed more to unique borrower circumstances rather than the economy in general, and it does not believe the increase is indicative of a trend in asset quality.  The majority of the foreclosed assets have been sold during the first quarter of 2009 without any additional loss.  We have an experienced chief lending officer and collections and loan review departments which monitor the loan portfolio and actively seek to prevent any deterioration of asset quality.

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

Management monitors all past due loans and nonperforming assets.  Such loans are placed under close supervision with consideration given to the need for additional allowance for loan loss, and (if appropriate) partial or full charge-off.  At December 31, 2008, we had $186,000 of loans 90 days or more delinquent that were still accruing interest.

At December 31, 2008, our largest nonperforming loan had a principal balance of $152,000 and was secured by residential real estate.  The property is in the process of foreclosure and management believes that sufficient reserves have been established.

Real estate acquired through foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until such time as it is sold.  When real estate owned is acquired, it is recorded at the lower of the unpaid principal balance of the related loan, or its fair market value, less estimated selling expenses.  Any further write-down of real estate owned is charged against earnings.  At December 31, 2008, we owned $769,000 of property classified as real estate owned.

Delinquent Loans.   The following table sets forth information regarding our delinquent loans and other real estate owned at the dates indicated.  As of the dates indicated, we had immaterial restructured loans within the meaning of Statements of Financial Accounting Standards Nos. 15, 114, and 118.  At December 31, 2008, loans delinquent 60 to 89 days totaled $592,000, or 0.32% of net loans.

	At December 31,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)
Non-accruing loans:
One- to four-family residential	$445	$310	$435	$624	$711
Commercial and agricultural real estate	34	218	759	—	181
Multi-family residential real estate	152	-	-	-	-
Commercial and agricultural business	48	82	45	290	57
Home equity/home improvement	318	89	100	222	652
Automobile	3	12	1	1	68
Other consumer	5	12	8	20	20
Total	1,005	723	1,348	1,157	1,689

Accruing loans delinquent more than 90 days:
One- to four-family residential	163	$203	$—	$2	$270
Commercial and agricultural real estate	—	156	—	—	—
Commercial and agricultural business	—	—	—	—	23
Automobile	18	—	—	17	4
Other consumer	5	9	4	2	1
Total	186	368	4	21	298

Foreclosed assets:
One- to four-family residential	$565	$115	$37	$276	$426
Commercial and agricultural real estate	204	249	115	180	139
Automobile	9	23	—	15	19
Total	778	387	152	471	584

Total non-performing assets	$1,969	$1,478	$1,504	$1,649	$2,571
Total as a percentage of total assets	0.68%	0.51%	0.56%	0.65%	1.01%

Interest income that would have been recorded under the original terms of loans classified as non-accruing loans totaled approximately $49,000 for the year ended December 31, 2008.  Interest income from such loans that was included in net income for the year ended December 31, 2008 totaled $43,000.

Classified Assets.  Federal and state regulations require that each insured savings institution classify its assets on a regular basis.  In addition, in connection with examination of insured institutions, Federal examiners have authority to identify problem assets and, if appropriate, classify them.  There are three classifications for problem assets:  “substandard,” “doubtful” and “loss.”  Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected.  Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.  An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.  For assets classified “substandard” and “doubtful,” the institution is required to establish general loan loss reserves in accordance with accounting principles generally accepted in the United States of America.  Assets classified “loss” must be either completely written off or supported by a 100% specific reserve.  The Bank also maintains a category designated “special mention” which is established and maintained for assets not currently requiring classification but having potential weaknesses or risk characteristics that could result in future problems.  An institution is required to develop an in-house program to classify its assets, including investments in subsidiaries, on a regular basis and set aside appropriate loss reserves on the basis of such classification.  As part of the periodic exams of Jacksonville Savings Bank by the Federal Deposit Insurance Corporation and the Illinois Commissioner of Banks and Real Estate (“Commissioner”), the staff of such agencies reviews our classifications and determine whether such classifications are adequate.  Such agencies have, in the past, and may in the future require us to classify certain assets which management has not otherwise classified or require a classification more severe than established by management.  At December 31, 2008, our classified assets totaled $2.4 million, all of which were classified as substandard.

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

For the years ended December 31, 2008, 2007, and 2006, we provided $310,000, $155,000 and $60,000, respectively, to the allowance for loan losses.  Our allowance for loan losses totaled $1.9 million, $1.8 million and $1.9 million at December 31, 2008, 2007 and 2006, respectively.  Although we maintain our allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts or that we will not be required to make additions to the allowance for loan losses in the future.  Future additions to our allowance for loan losses and changes in the related ratio of the allowance for loan losses to nonperforming loans are dependent upon the economy, changes in real estate values and interest rates, the view of the regulatory authorities toward adequate loan loss reserve levels, and inflation.  Management will continue to review the entire loan portfolio to determine the extent, if any, to which further additional loan loss provisions may be deemed necessary.

Analysis of the Allowance for Loan Losses.  The following table summarizes changes in the allowance for loan losses by loan categories for each year indicated and additions to the allowance for loan losses, which have been charged to operations.

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Balance at beginning of year	$1,766	$1,864	$1,846	$1,888	$2,186

Charge-offs:
One- to four-family residential	149	165	55	161	179
Commercial and agricultural real estate	—	38	30	53	244
Commercial and agricultural business	—	35	16	8	186
Home equity/home improvement	46	18	101	145	294
Automobile	8	—	2	30	137
Other consumer	3	45	14	36	33
Total	206	301	218	433	1,073

Recoveries:
One- to four-family residential	14	5	78	14	36
Commercial and agricultural real estate	15	6	8	—	119
Commercial and agricultural business	16	—	—	—	12
Home equity/home improvement	4	3	34	98	14
Automobile	5	13	17	17	23
Other consumer	10	21	39	17	21
Total	64	48	176	146	225

Net loans charge-offs	142	253	42	287	848
Additions charged to operations	310	155	60	245	550

Balance at end of year	$1,934	$1,766	$1,864	$1,846	$1,888

Total loans outstanding	$184,991	$177,662	$156,731	$144,293	$127,855
Average net loans outstanding	$177,963	$165,715	$149,238	$137,740	$128,279

Allowance for loan losses as a percentage of total loans at end of year	1.05%	0.99%	1.19%	1.28%	1.48%
Net loans charged off as a percent of average net loans outstanding	0.08%	0.15%	0.03%	0.21%	0.66%
Ratio of allowance for loan losses to nonperforming loans	162.38%	161.90%	137.90%	156.71%	95.02%
Ratio of allowance for loan losses to total nonperforming assets at end of period	98.22%	119.49%	123.94%	111.95%	73.43%

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

	At December 31,
	2008		2007		2006
	Amount	% of Loans in Each Category to Net Loans	Amount	% of Loans in Each Category to Net Loans	Amount	% of Loans in Each Category to Net Loans
	(Dollars in Thousands)
One- to four-family residential	$510	25.6%	$595	28.7%	$512	26.2%
Commercial and agricultural real estate	537	30.9	346	25.1	244	25.6
Multi-family residential	12	2.5	28	2.7	37	3.8
Commercial and agricultural business	304	19.3	146	20.8	275	21.2
Home equity/home improvement	301	16.4	465	17.1	561	17.6
Automobile	33	3.2	74	3.0	96	3.4
Other consumer	52	3.2	112	3.6	139	3.4
Unallocated	185	—	—	—	—	—
Total	$1,934	101.1%	$1,766	101.00%	$1,864	101.2%

	At December 31,
	2005		2004
	Amount	% of Loans in Each Category to Net Loans	Amount	% of Loans in Each Category to Net Loans
	(Dollars in Thousands)
One- to four-family residential	$448	28.2%	$520	33.1%
Commercial and agricultural real estate	199	23.8	198	19.5
Multi-family residential	40	4.2	8	1.8
Commercial and agricultural business	129	20.2	71	20.8
Home equity/home improvement	785	18.5	845	19.3
Automobile	110	3.2	140	3.6
Other consumer	135	3.3	106	3.5
Total	$1,846	101.4%	$1,888	101.6%

Investment Activities

Our investment portfolio includes available-for-sale investment securities and mortgage backed securities, other investments, and Federal Home Loan Bank stock.  The portfolio consists primarily of U. S. government and agency securities, along with mortgage-backed securities (discussed below), interest-earning deposits in other financial institutions, Federal funds sold, municipal bonds and Federal Home Loan Bank stock.  Our portfolio of equity investment securities totaled $48,000 at December 31, 2008 consisting of an interest in a local community development corporation and Farmer Mac stock.  In addition, our investment portfolio included $30.0 million of local municipal bonds.  Federal funds sold totaled $460,000 at December 31, 2008.  Our portfolio of U.S. Government and agency Securities totaled $19.8 million at December 31, 2008.  Our holdings of Federal Home Loan Bank stock totaled $1.1 million at December 31, 2008.  We had $393,000 in interest-earning deposits at December 31, 2008 consisting of deposits in the Federal Home Loan Bank and other correspondent accounts.  Total long-term investments at December 31, 2008 were $49.7 million.  We expect our short-term and long-term investment portfolio to continue to change based on liquidity needs associated with loan origination activities.  During the year ended December 31, 2008, we had no investments that were deemed to be other than temporarily impaired.

Under Federal regulations, we are required to maintain a minimum amount of liquid assets that may be invested in specified short-term securities and certain other investments.  Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management’s judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of the level of yield that will be available in the future, as well as management’s projections as to the short-term demand for funds to be used in our loan originations and other activities.  Our liquidity ratio at December 31, 2008 was 24.1%, which was adequate to meet our normal business activities.

Mortgage-Backed Securities.  We also invest in mortgage-backed securities issued or guaranteed by the United States Government or agencies thereof.  These securities, which consist primarily of mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac, had an amortized cost of $27.4 million, $15.5 million and $8.5 million at December 31, 2008, 2007, and 2006, respectively.  At December 31, 2008, all of the mortgage-backed securities in the investment portfolio had fixed-rates of interest.  The market value of our mortgage-backed securities portfolio was $27.8 million, $15.4 million and $8.2 million at December 31, 2008, 2007, and 2006, respectively, and the weighted average rate as of December 31, 2008, 2007, and 2006 was 4.95%, 4.85% and 4.27%, respectively.

Set forth below is a table showing our purchases, sales and repayments of mortgage-backed securities for the years indicated.

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
	(In Thousands)
Mortgage-backed securities at beginning of year	$15,415	$8,210	$8,646	$15,171	$7,597
Purchases	27,733	9,386	1,096	686	12,605
Sales	11,560	456	—	4,556	1,470
Repayments	4,254	1,896	1,485	2,351	3,439
Premium (amortization) accretion	(29)	2	(25)	(66)	(113)
Net unrealized gain (loss)	490	169	(22)	(238)	(9)
Mortgage-backed securities at end of year	$27,795	$15,415	$8,210	$8,646	$15,171

Investment Securities and Short-Term Investment Portfolio.  The following table sets forth the carrying value of our investment securities portfolio and short-term investments at the dates indicated.  At December 31, 2008, the market value of our short-term investment portfolio approximated its cost.

	At December 31,
	2008	2007	2006	2005	2004
	(In Thousands)

Investment securities:
FHLB stock	$1,109	$1,109	$1,109	$1,539	$1,466
Municipal bonds and equity securities	30,045	15,224	5,634	1,199	2,015
U.S. Government and agency securities	19,834	49,962	73,215	78,083	83,192
Total investment securities	$50,988	$66,295	$79,978	$80,821	$86,673

Short-term investments:
Interest-earning deposits in other depository institutions	$393	$5,130	$3,127	$1,444	$4,793
Federal funds sold	460	—	—	—	—
Total short-term investments	$853	$5,130	$3,127	$1,444	$4,793

The following table sets forth the maturities and weighted average yields of our securities portfolio, excluding FHLB stock and equity securities, at December 31, 2008.

	Carrying Value at December 31, 2008
	Less than 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total Investment Securities
	(Dollars in Thousands)

Securities available-for-sale:
U.S. Government and agency securities	$—	$6,044	$12,768	$1,022	$19,834
Municipal bonds	146	5,434	16,357	8,060	29,997
Total	$146	$11,478	$29,125	$9,082	$49,831

Weighted average yield	4.25%	3.85%	4.34%	4.44%	4.25%

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

Deposit Activity

The following table sets forth our deposit activities for the years indicated.

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
	(In Thousands)

Deposits	$1,264,153	$1,037,465	$934,581	$880,758	$820,349
Withdrawals	1,278,592	1,030,118	924,401	891,454	833,264
Net increase (decrease) before interest credited	(14,439)	7,347	10,180	(10,696)	(12,915)
Interest credited	6,869	5,461	4,364	3,332	3,476
Net increase (decrease) in deposits	$(7,570)	$12,808	$14,544	$(7,364)	$(9,439)

Deposit Portfolio

Our deposits as of December 31, 2008 were represented by the various types of deposit programs described below:

Weighted Average Interest Rate	Minimum Term	Demand Accounts	Minimum Amount	Balances	Percentage of Total Deposits
			(In Thousands)
0.00%	None	Noninterest-bearing checking	$50	$19,526	8.20%
0.35	None	Interest-bearing checking	50	28,381	11.92
0.86	None	Money market deposit accounts	2,500	4,433	1.86
2.15	None	Money market savings account	2,500	22,591	9.49
0.98	None	Savings	50	22,724	9.54

		Certificates of Deposit

3.35	Less than 1 year	Fixed term, fixed rate	$500	$106,480	44.71
3.99	1-2 years	Fixed term, fixed rate	500	23,848	10.01
4.12	2-3 years	Fixed term, fixed rate	500	6,108	2.57
4.46	3-4 years	Fixed term, fixed rate	500	2,220	0.93
4.30	Over 4 years	Fixed term, fixed rate	500	1,840	0.77
				$238,151	100.00%

Deposit Flow

The following table sets forth the change in dollar amount of savings deposits in the various types of savings accounts we offer between the dates indicated.

	At December 31,
	2008			2007			2006			2005
	Balance	Percent	Change	Balance	Percent	Change	Balance	Percent	Change	Balance	Percent	Change
	(Dollars in Thousands)

Club accounts	$121	0.05%	$(12)	$133	0.05%	$(13)	$146	0.06%	$9	$137	0.06%	$11
Noninterest-bearing checking	19,526	8.20	1,466	18,060	7.35	2,947	15,113	6.49	599	14,514	6.65	290
Interest-bearing checking	28,381	11.92	1,097	27,284	11.10	266	27,018	11.60	(238)	27,256	12.48	19
Savings	22,603	9.49	1,702	20,901	8.51	(1,528)	22,429	9.63	(6,441)	28,870	13.29	(960)
Money market deposit accounts	4,433	1.86	(18)	4,451	1.81	(814)	5,265	2.26	(3,515)	8,780	4.02	(470)
Money market savings accounts	22,591	9.49	(1,968)	24,559	10.00	7,719	16,840	7.23	16,840	—	—	—
Certificates of deposit that mature:
Within 12 months	106,480	44.71	(11,795)	118,275	48.13	10,630	107,645	46.22	7,777	99,868	45.67	(6,499)
Within 12-36 months	29,956	12.58	2,241	27,715	11.28	(2,136)	29,851	12.82	2,119	27,732	12.70	(578)
Beyond 36 months	4,060	1.70	(283)	4,343	1.77	(4,263)	8,606	3.69	(2,607)	11,213	5.13	823
Total	$238,151	100.00%	$(7,570)	$245,721	100.00%	$12,808	$232,913	100.00%	$14,543	$218,370	100.00%	$(7,364)

Large Certificates of Deposit.  The following table indicates the balances of certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2008.

Maturity Period	Certificates of Deposit
(In Thousands)

Less than 3 months	$14,655
3-6 months	11,106
6-12 months	24,146
Over 12 months	9,356
Total	$59,263

Borrowings

Deposits are our primary source of funds for lending and investment activities.  If the need arises, the Bank may rely upon advances from the Federal Home Loan Bank to supplement its supply of available funds and to fund deposit withdrawals.  We typically secure advances from the Federal Home Loan Bank with one- to four-family residential mortgage loans, United States Government and agency securities and mortgage-backed securities.  The Federal Home Loan Bank functions as a central reserve bank providing credit for us and other member savings associations and financial institutions.  As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain of our home mortgages, provided certain standards related to creditworthiness have been met.  Advances are made pursuant to several different programs.  Each credit program has its own interest rate and range of maturities.  Depending on the program, limitations on the amount of advances are based either on a fixed percentage of a member institution’s stockholders’ equity or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness.  At December 31, 2008, we had $13.5 million in Federal Home Loan Bank advances outstanding.

Other borrowings consist of securities sold under agreements to repurchase which are swept daily from commercial deposit accounts.  We may be required to provide additional collateral based on the fair value of the underlying securities.

The following table sets forth certain information regarding our borrowings for the years indicated.

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
	(In Thousands)
Weighted average rate paid on:(1)
FHLB advances	3.91%	5.02%	4.53%	3.91%	1.68%
Other borrowings	1.29%	4.26%	4.55%	3.14%	1.40%
FHLB advances:
Maximum balance	$21,000	$18,000	$10,000	$15,500	$9,000
Average balance	$12,029	$8,629	$6,103	$8,071	$2,993
Other:
Maximum balance	$7,633	$5,838	$5,035	$3,350	$3,372
Average balance	$6,031	$4,665	$3,499	$2,116	$2,185
____________________________________
(1)  Calculated using the daily weighted average interest rates.

The following table summarizes significant contractual obligations and other commitments at December 31, 2008.

	At December 31, 2008
	Less than 1 year	1-3 years	3-5 years	More than 5 years		Total
	(In Thousands)

Time deposits	$106,480	$29,956	$4,060	$		$140,496
FHLB advances	13,500	—	—		—	13,500
Other borrowings	7,633	—	—		—	7,633
Total contractual obligations	$127,613	$29,956	$4,060		$—	$161,629

Trust Services

We operate a full-service trust department.  As of December 31, 2008, our trust department was managing $48.9 million in trust assets.  Trust fees collected in 2008 and 2007 totaled $221,000 and $104,000, respectively.  The increase in fees is due to both asset growth and additional trust work performed during 2008.

Subsidiary Activities

Jacksonville Savings Bank has one wholly owned subsidiary, Financial Resources Group, Inc. (“Financial Resources”), an Illinois corporation.  Financial Resources is engaged in the business of originating commercial business loans and commercial real estate loans.  In addition, Financial Resources operates an investment center engaged in the business of buying and selling stocks, bonds, annuities and mutual funds for its customers’ accounts.  At December 31, 2008, we had $3.2 million in equity and retained earnings in Financial Resources.  For the year ended December 31, 2008, Financial Resources had net income of $365,000.

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

The Federal Deposit Insurance Corporation also requires that savings banks meet a risk-based capital standard.  The risk-based capital standard requires the maintenance of total capital (which is defined as core capital and supplementary capital) to risk weighted assets of 8.0%.  In determining the amount of risk-weighted assets, all assets, including certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the federal regulators believe are inherent in the type of asset.  The components of core capital are equivalent to those discussed earlier under the 3% leverage requirement.  The components of supplementary capital currently include cumulative perpetual preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and allowance for loan and lease losses.  Allowance for loan and lease losses includible in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets.  Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital.  At December 31, 2008, the Bank exceeded its applicable capital requirements.

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

Under Illinois law, a savings bank may make both secured and unsecured loans.  However, loans for business, corporate, commercial or agricultural purposes, whether secured or unsecured, may not in the aggregate exceed 15% of a savings bank’s total assets unless authorized by the Commissioner.  With the prior written consent of the Commissioner, savings banks may also engage in real estate development activities, provided that the total investment in any one project may not exceed 15% of total capital, and the total investment in all projects may not exceed 50% of total capital.  The total loans and extensions of credit outstanding at one time, both direct and indirect, by a savings bank to any borrower may not exceed 25% of the savings bank’s total capital.  At December 31, 2008, Jacksonville Savings Bank did not have any loans-to-one borrower which exceeded these limitations.

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

Insurance of Deposit Accounts

Our deposit accounts are insured by the Federal Deposit Insurance Corporation, generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts.  However, pursuant to its statutory authority, the Board of the Federal Deposit Insurance Corporation recently increased the deposit insurance available on deposit accounts to $250,000 effective until December 31, 2009.  Our deposits are subject to Federal Deposit Insurance Corporation deposit insurance assessments. The Federal Deposit Insurance Corporation has adopted a risk-based system for determining deposit insurance assessments.

The Federal Deposit Insurance Corporation imposes an assessment against institutions for deposit insurance.  This assessment is based on the risk category of the institution and ranges from 5 to 43 basis points of the institution’s deposits.  On October 16, 2008, the Federal Deposit Insurance Corporation published a proposed rule that would raise the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) for the first quarter of 2009.  Effective April 1, 2009, the rulemaking proposes to alter the way in which the FDIC’s risk based assessment system differentiates for risk and sets new deposit insurance rates.

Under the proposed rule, the Federal Deposit Insurance Corporation would first establish an institution’s initial base assessment rate.  This initial base assessment rate would range, depending on the risk category of the institution, from 10 to 45 basis points.  The Federal Deposit Insurance Corporation would then adjust the initial base assessment (higher or lower) to obtain the total base assessment rate.  The adjustments to the initial base assessment rate would be based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits.  The total base assessment rate would range from 8 to 77.5 basis points of the institution’s deposits.

On December 22, 2008, the FDIC published a final rule raising the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) for the first quarter of 2009. However, the FDIC approved an extension of the comment period on the parts of the proposed rulemaking that would become effective on April 1, 2009. The FDIC expects to issue a second final rule early in 2009, to be effective April 1, 2009, to change the way that the FDIC’s assessment system differentiates for risk and to set new assessment rates beginning with the second quarter of 2009.

On February 27, 2009, the FDIC adopted a final rule modifying the risk-based assessment system and setting initial base assessment rates beginning April 1, 2009, at 12 to 45 basis points.  Due to extraordinary circumstances, they also extended the period of the restoration plan to seven years.  On this same date, the FDIC  adopted an interim rule with request for comments imposing an emergency 20 basis point special assessment on June 30, 2009, which will be collected on September 30, 2009, and allowing the FDIC’s Board to impose possible additional special assessments of up to 10 basis points thereafter to maintain public confidence in the Deposit Insurance Fund.  The FDIC has indicated that it would reduce the level of the special assessment to 10 basis points if Congress approves legislation to expand the FDIC’s borrowing capacity.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not know of any practice, condition or violation that might lead to termination of deposit insurance.

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation.  The bonds issued by the FICO are due to mature in 2017 through 2019.  For the quarter ended September 30, 2008, the annualized FICO assessment was equal to 1.12 basis points for each $100 in domestic deposits maintained at an institution.

In October 2008, the FDIC announced the Temporary Liquidity Guarantee Program, under which any participating depository institution would be able to provide full deposit insurance coverage for non-interest bearing transaction accounts, regardless of the dollar amount.  Under the program, effective November 14, 2008, insured depository institutions that have not opted out of the FDIC Temporary Liquidity Guarantee Program will be subject to a 0.10% surcharge applied to non-interest bearing transaction deposit account balances in excess of $250,000, which surcharge will be added to the institution’s existing risk-based deposit insurance assessments.  We have chosen to participate in the FDIC Temporary Liquidity Guaranty Program.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer will be required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the board of directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting.  We will be subject to further reporting and audit requirements beginning with the year ending December 31, 2009 under the requirements of the Sarbanes-Oxley Act.  We have prepared policies, procedures and systems designed to ensure compliance with these regulations.

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

FEDERAL AND STATE TAXATION

Federal Taxation.  For federal income tax purposes, Jacksonville Bancorp files a federal income tax return based upon a tax year ended December 31.  Because Jacksonville Bancorp, MHC owns less than 80% of the outstanding Common Stock of Jacksonville Bancorp, it is not permitted to file a consolidated federal income tax return with Jacksonville Bancorp.  Since at December 31, 2008, Jacksonville Bancorp, MHC has no assets other than the stock of Jacksonville Bancorp and $857,000 in cash, and a $186,000 investment in the local Bankers’ Bank, it will have no material federal income tax liability.

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

Illinois Taxation.  The State of Illinois imposes a tax on the Illinois taxable income of corporations, including savings banks, at the rate of 7.30%.  Illinois taxable income is generally similar to federal taxable income except that interest from state and municipal obligations is taxable and no deduction is allowed for state income taxes.  However, a deduction is allowed for certain U.S. Government and agency obligations.  Jacksonville Savings Bank’s state income tax returns have not been audited by Illinois tax authorities during the past five years.

Personnel

As of December 31, 2008, Jacksonville Savings Bank and its subsidiary had a total of 97 full-time and 15 part-time employees.  None of Jacksonville Savings Bank’s employees is represented by a collective bargaining group.  Management believes that it has good working relations with its employees.

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

Our Non-Interest Expense Will Increase As A Result Of Increases In FDIC Insurance Premiums

The Federal Deposit Insurance Corporation (“FDIC”) imposes an assessment against institutions for deposit insurance.  This assessment is based on the risk category of the institution and currently ranges from 5 to 43 basis points of the institution’s deposits.  Federal law requires that the designated reserve ratio for the deposit insurance fund be established by the FDIC at 1.15% to 1.50% of estimated insured deposits.  If this reserve ratio drops below 1.15% or the FDIC expects that it to do so within six months, the FDIC must, within 90 days, establish and implement a plan to restore the designated reserve ratio to 1.15% of estimated insured deposits within five years (absent extraordinary circumstances).

Recent bank failures coupled with deteriorating economic conditions have significantly reduced the deposit insurance fund’s reserve ratio.  As of June 30, 2008, the designated reserve ratio was 1.01% of estimated insured deposits at March 31, 2008.  As a result of this reduced reserve ratio, on October 16, 2008, the FDIC published a proposed rule that would restore the reserve ratios to its required level.  The proposed rule would raise the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) for the first quarter of 2009.  On December 22, 2008, the FDIC published a final rule adopting this proposed rate for the first quarter of 2009.

On February 27, 2009, the FDIC adopted a final rule modifying the risk-based assessment system and setting initial base assessment rates beginning April 1, 2009, at 12 to 45 basis points.  The FDIC would then adjust the initial base assessment (higher or lower) to obtain the total base assessment rate.  The adjustments to the initial base assessment rate would be based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits.  The total base assessment rate would range from 7 to 77.5 basis points of the institution’s deposits.  In addition, the FDIC adopted an interim rule with request for comments imposing an emergency 20 basis point special assessment on June 30, 2009, which will be collected on September 30, 2009, and allowing the FDIC’s Board to impose possible additional special assessments of up to 10 basis points thereafter to maintain public confidence in the Deposit Insurance Fund.  The FDIC has indicated that it would reduce the level of the special assessment to 10 basis points if Congress approves legislation to expand the FDIC’s borrowing capacity.

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

Changing Interest Rates May Cause Net Earnings to Decline

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

If the Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, Our Earnings Could Decrease

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

If Economic Conditions Deteriorate, Earnings Could be Adversely Impacted as Borrowers’ Ability to Repay Loans Declines and the Value of the Collateral Securing Our Loans Decreases

Our financial results may be adversely affected by changes in prevailing economic conditions, including decreases in real estate values, changes in interest rates which may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal government and other significant external events.  Since we have a significant amount of loans secured by real estate, decreases in real estate values could adversely affect the value of property used as collateral.  Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on earnings.

If the Company Were Unable to Borrow Funds Through Access to Capital Markets, We May Not be Able to Meet the Cash Flow Requirements of Our Depositors, Creditors, and Borrowers, or the Operating Cash Needed to Fund Corporate Expansion and Other Corporate Activities

Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost.  The liquidity of the Company is used to make loans and to repay deposit liabilities as they become due or are demanded by customers.  Liquidity policies and procedures are established by the Board, with operating limits set based upon the ratio of loans to deposits and percentage of assets funded with non-core or wholesale funding.  The Company regularly monitors our overall liquidity position to ensure various alternative strategies exist to cover unanticipated events that could affect liquidity.  The Company also establishes policies and monitors guidelines to diversify our wholesale funding sources to avoid concentrations in any one market source.  Wholesale funding sources include Federal funds purchased, securities sold under repurchase agreements, non-core deposits, and debt.  The Bank is a member of the Federal Home Loan Bank of Chicago, which provides funding through advances to members that are collateralized with mortgage-related assets.

We maintain a portfolio of available-for-sale securities that can be used as a secondary source of liquidity.  There are other sources of liquidity available to us should they be needed.  These sources include the sale of loans, the ability to acquire national market, non-core deposits, issuance of additional collateralized borrowings such as FHLB advances and federal funds purchased, and the issuance of preferred or common securities.  The Bank can also borrow from the Federal Reserve’s discount window.

If Our Stock Price Declines From Levels at December 31, 2008, We Will Evaluate Our Goodwill Balances for Impairment, and If the Values of Our Businesses Have Declined, We Could Recognize an Impairment Charge for Our Goodwill

We performed an annual goodwill assessment as of September 30, 2008, and an updated assessment as of December 31, 2008.  Based upon on our analyses, we concluded that the fair value of capital exceeded the fair value of our assets and liabilities and, therefore, goodwill was not considered impaired at any of those dates.  It is possible that our assumptions and conclusions regarding the valuation of our business could change adversely, which could result in the recognition of impairment for our goodwill, which could have a material effect on our financial position and future results of operations.

We Could Experience Further Impairment Losses on the Value Related to Our Mortgage Servicing Rights

Mortgage servicing rights fair values are very sensitive to movements in interest rates as expected future net servicing income depends on the projected outstanding principal balances of the underlying loans, which can be greatly reduced by prepayments.  Prepayments usually increase when mortgage interest rates decline and decrease when mortgage interest rates rise.  At December 31, 2008, we recognized an impairment loss related to our mortgage servicing rights of $428,000.

Public Shareholders Do Not Exercise Voting Control Over Us

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

Strong Competition Within Our Market Area May Limit Our Growth and Profitability

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

ITEM 1B.    Unresolved Staff Comments

Not applicable.

ITEM 2.    Properties

We conduct our business through our main office and two branch offices located in Jacksonville, and branch offices located in Virden, Litchfield, Chapin, and Concord, Illinois.  The following table sets forth certain information concerning the main office and each branch office at December 31, 2008.  At December 31, 2008, our premises and equipment had an aggregate net book value of approximately $6.1 million.  We believe that our branch facilities are adequate to meet the present and immediately foreseeable needs.  All facilities are owned.

		Net
		Book Value
	Year	at December 31,
Location	Occupied	2008
		(In Thousands)
Main Office
1211 West Morton Avenue
Jacksonville, Illinois	1994	$3,972

Branch Office
211 West State Street
Jacksonville, Illinois	1961	621

Branch Office
903 South Main
Jacksonville, Illinois	1989	203

Branch Office
501 North State Street
Litchfield, Illinois	1997	605

Branch Office
100 North Dye
Virden, Illinois	1986	204

Branch Office
510 Superior
Chapin, Illinois	2000	471

Branch Office
202 State
Concord, Illinois	2000	31

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

ITEM 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The “Stockholder Information” section of our annual report to stockholders for the fiscal year ended December 31, 2008 (the “2008 Annual Report to Stockholders”) is filed as an exhibit to this Form 10-K and is incorporated herein by reference.  We did not purchase any shares of our common stock during the fourth quarter of 2008.

Set forth below is information as of December 31, 2008 regarding equity compensation plans. The plans that have been approved by the stockholders are the 1996 Stock Option Plan and 2001 Stock Option Plan.  Other than our Employee Stock Ownership Plan, we do not have any equity compensation plans that were not approved by our stockholders.

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price	Number of securities remaining available for issuance under plan
Equity compensation plans approved by stockholders	34,445	10.65	3,300
Equity compensation plans not approved by stockholders	-	-	-
Total	34,445	10.65	3,300

ITEM 6.    Selected Financial Data

The “Selected Consolidated Financial Information” section of the 2008 Annual Report to Stockholders is filed as an exhibit to this Form 10-K and is incorporated herein by reference.

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the 2008 Annual Report to Stockholders is filed as an exhibit to this Form 10-K and is incorporated herein by reference.

ITEM 7A.         Quantitative and Qualitative Disclosure about Market

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the 2008 Annual Report to Stockholders is filed as an exhibit to this Form 10-K and is incorporated herein by reference.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment, management concludes that, as of December 31, 2008, the Company’s internal control over financial reporting is effective.

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

ITEM 9B.          Other Information

None.

PART III

ITEM 10.          Directors, Executive Officers and Corporate Governance

Information concerning our directors and certain officers is incorporated by reference hereunder in the Proxy Statement for the 2009 Annual Meeting.

ITEM 11.   Executive Compensation

Information with respect to management compensation required under this item is incorporated by reference hereunder in the Proxy Statement for the 2009 Annual Meeting.

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required under this item is incorporated by reference to the Proxy Statement for the 2009 Annual Meeting.

ITEM 13.   Certain Relationships and Related Transactions and Director Independence

Information required under this item is incorporated by reference to the Proxy Statement for the 2009 Annual Meeting.

ITEM 14.   Principal Accountant Fees and Services

Information required under this item is incorporated by reference to the Proxy Statement for the 2009 Annual Meeting.

PART IV

ITEM 15.   Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The documents filed as a part of this Form 10-K are:

(A)	Report of Independent Registered Public Accounting Firm;

(B)	Consolidated Balance Sheets - December 31, 2008 and 2007;

(C)	Consolidated Statements of Income - years ended December 31, 2008, 2007 and 2006;

(D)	Consolidated Statements of Stockholders’ Equity - years ended December 31, 2008, 2007 and 2006;

(E)	Consolidated Statements of Cash Flows - years ended December 31, 2008, 2007 and 2006; and

(F)	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3)	Exhibits

3	Federal Charter and Bylaws(1)
4	Stock Certificate of Jacksonville Bancorp, Inc.(1)
10.1	Employment Agreement between Jacksonville Savings Bank and Andrew F. Applebee

10.2	Employment Agreement between Jacksonville Savings Bank and Richard A. Foss(1)
10.3	Employment Agreement between Jacksonville Savings Bank and John C. Williams(1)
10.4	Jacksonville Savings Bank 1996 Stock Option Plan(2)
10.5	Jacksonville Savings Bank 2001 Stock Option Plan(2)
10.6	Amendments to the Jacksonville Savings Bank Stock Option Plans(1)
13	2008 Annual Report to Stockholders
14	Code of Ethics(3)
21	Subsidiaries
23	Consent of BKD LLP to incorporate financial statements into Registration Statement on Form S-8
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
___________________
(1)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 4, 2008 (File No. 000-49792).
(2)	Incorporated by reference to the registration statement on Form S-8 filed with the Securities and Exchange Commission on February 2, 2004 (File No. 333-112420).
(3)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-49792).

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jacksonville Bancorp, Inc.

Date: March 20, 2009	By:	/s/ Richard A. Foss
Richard A. Foss, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Richard A. Foss	By:	/s/ Andrew F. Applebee
	Richard A. Foss, President,		Andrew F. Applebee, Chairman of the Board
Chief Executive Officer and Director

Date: March 20, 2009		Date: March 20, 2009

By:	/s/ Diana S. Tone	By:	/s/ Dean H. Hess
	Diana S. Tone		Dean H. Hess, Director
Chief Financial Officer

Date: March 20, 2009		Date: March 20, 2009

By:	/s/ John L. Eyth	By:	/s/ Emily J. Osburn
	John L. Eyth, Director		Emily J. Osburn, Director

Date: March 20, 2009		Date: March 20, 2009

By:	/s/ Harmon B. Deal III	By:	/s/ John C. Williams
	Harmon B. Deal, III, Director		John C. Williams, Director
Senior Vice President and Trust Officer

Date: March 20, 2009		Date: March 20, 2009

By:	/s/ John M. Buchanan
John M. Buchanan, Director

Date: March 20, 2009

EXHIBIT INDEX

3	Federal Charter and Bylaws(1)
4	Stock Certificate of Jacksonville Bancorp, Inc.(1)
10.1	Employment Agreement between Jacksonville Savings Bank and Andrew F. Applebee
10.2	Employment Agreement between Jacksonville Savings Bank and Richard A. Foss(1)
10.3	Employment Agreement between Jacksonville Savings Bank and John C. Williams(1)
10.4	Jacksonville Savings Bank 1996 Stock Option Plan(2)
10.5	Jacksonville Savings Bank 2001 Stock Option Plan(2)
10.6	Amendments to the Jacksonville Savings Bank Stock Option Plans(1)
13	2008 Annual Report to Stockholders
14	Code of Ethics(3)
21	Subsidiaries
23	Consent of BKD LLP to incorporate financial statements into Registration Statement on Form S-8
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
___________________
(1)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 4, 2008 (File No. 000-49792).
(2)	Incorporated by reference to the registration statement on Form S-8 filed with the Securities and Exchange Commission on February 2, 2004 (File No. 333-112420).
(3)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-49792).