Form 10-Q
period 2009-03-31
JACKSONVILLE BANCORP INC
filed 2009-05-05
CIK 1172097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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

As of April 30, 2009, there were 1,920,817 shares (*) of the Registrant’s common stock outstanding.

(*)  As of April 30, 2009, 1,038,738 shares were owned by Jacksonville Bancorp, M.H.C., the Company’s mutual holding company parent.

JACKSONVILLE BANCORP, INC.

FORM 10-Q

MARCH 31, 2009
TABLE OF CONTENTS

		Page

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets	1

	Condensed Consolidated Statements of Income	2

	Condensed Consolidated Statement of Stockholders’ Equity	3

	Condensed Consolidated Statements of Cash Flows	4-5

	Notes to the Condensed Consolidated Financial Statements	6-14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-25

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26-27

Item 4.	Controls and Procedures	28

PART II	OTHER INFORMATION	29

Item 1.	Legal Proceedings
Item 2.	Changes in Securities and Stock Purchases
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

	Signatures	30

EXHIBITS

	Section 302 Certifications
	Section 906 Certification

PART I - FINANCIAL INFORMATION

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
ASSETS	2009	2008
	(Unaudited)

Cash and cash equivalents	$18,283,990	$7,145,288
Investment securities - available-for-sale	43,905,315	49,638,933
Mortgage-backed securities - available-for-sale	34,364,875	27,795,119
Federal Home Loan Bank stock	1,108,606	1,108,606
Other investment securities	236,222	240,321
Loans receivable, net of allowance for loan loss of $2,282,467 and $1,934,072 as of
March 31, 2009 and December 31, 2008, respectively	180,819,417	182,948,292
Loans held for sale - net	1,631,510	1,388,284
Premises and equipment - net	6,011,887	6,106,746
Cash surrender value of life insurance	3,959,654	3,907,339
Accrued interest receivable	2,271,482	2,344,502
Goodwill	2,726,567	2,726,567
Capitalized mortgage servicing rights, net of valuation allowance of $350,353 and $428,030
as of March 31, 2009 and December 31, 2008, respectively	561,068	545,494
Real estate owned	327,540	769,467
Other assets	1,584,175	1,610,376

Total Assets	$297,792,308	$288,275,334

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$257,269,335	$238,151,228
Other borrowings	10,683,013	21,133,079
Advance payments by borrowers for taxes and insurance	701,641	445,077
Accrued interest payable	922,824	925,661
Deferred compensation plan	2,618,134	2,576,290
Income taxes payable	30,934	29,092
Other liabilities	1,306,988	755,467
Total liabilities	273,532,869	264,015,894

Commitments and contingencies	-	-

Preferred stock, $0.01 par value - authorized 10,000,000 shares;
none issued and outstanding	-	-

Common stock, $0.01 par value - authorized 20,000,000 shares; issued
1,987,904 shares as of March 31, 2009 and December 31, 2008	19,879	19,879

Additional paid-in capital	6,634,348	6,634,108

Retained earnings	17,703,062	17,268,043

Less: Treasury stock of 67,087 shares and 0 shares, at cost, as of March 31, 2009 and
and December 31, 2008, respectively	(486,381)	-

Accumulated other comprehensive income	388,531	337,410
Total stockholders’ equity	24,259,439	24,259,440

Total Liabilities and Stockholders' Equity	$297,792,308	$288,275,334

See accompanying notes to the unaudited condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)
INTEREST INCOME:
Loans	$2,977,876	$3,100,128
Investment securities	462,045	539,442
Mortgage-backed securities	329,321	296,602
Other	4,375	119,749
Total interest income	3,773,617	4,055,921

INTEREST EXPENSE:
Deposits	1,439,296	2,073,949
Other borrowings	51,764	145,789
Total interest expense	1,491,060	2,219,738

NET INTEREST INCOME	2,282,557	1,836,183

PROVISION FOR LOAN LOSSES	350,000	30,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,932,557	1,806,183

OTHER INCOME:
Mortgage banking operations, net	281,941	45,107
Service charges on deposit accounts	149,097	184,307
Commission income	137,439	300,381
Loan servicing fees	85,986	82,038
Gains on sales of securities	59,315	188
Trust income	47,527	51,096
Other	144,276	134,042
Total other income	905,581	797,159

OTHER EXPENSES:
Salaries and employee benefits	1,351,640	1,354,687
Occupancy and equipment	271,806	290,551
FDIC deposit assessments	106,301	6,866
Postage and office supplies	76,575	79,128
Data processing	73,488	107,117
Legal and accounting	42,085	35,357
Advertising	30,808	30,037
Other	262,879	235,791
Total other expenses	2,215,582	2,139,534

INCOME BEFORE INCOME TAXES	622,556	463,808
INCOME TAXES	121,306	100,439

NET INCOME	$501,250	$363,369

NET INCOME PER COMMON SHARE - BASIC	$0.26	$0.18
NET INCOME PER COMMON SHARE - DILUTED	$0.26	$0.18

See accompanying notes to the unaudited condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Accumulated
		Additional			Other	Total
	Common	Paid-In	Treasury	Retained	Comprehensive	Stockholders’	Comprehensive
	Stock	Capital	Stock	Earnings	Income	Equity	Income
	(Unaudited)
BALANCE, DECEMBER 31, 2008	$19,879	$6,634,108	$-	$17,268,043	$337,410	$24,259,440

Net income	-	-	-	501,250	-	501,250	$501,250
Other comprehensive income - change in
net unrealized gains on securities
available-for-sale, net of taxes of $46,502	-	-	-	-	90,269	90,269	90,269
Less: reclassification adjustment for gains
included in net income, net of tax of $20,167	-	-	-	-	(39,148)	(39,148)	(39,148)
Comprehensive Income							$552,371

Purchase of treasury stock	-	-	(486,381)	-	-	(486,381)
Compensation expense for stock options	-	240	-	-	-	240
Dividends on common stock ($.075 per share)	-	-	-	(66,231)	-	(66,231)

BALANCE, MARCH 31, 2009	$19,879	$6,634,348	$(486,381)	$17,703,062	$388,531	$24,259,439

See accompanying notes to the unaudited condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$501,250	$363,369
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, amortization and accretion:
Premises and equipment	102,146	109,427
Amortization(accretion) of investment premiums and discounts, net	58,135	(777)
Amortization of intangible assets	-	19,931
Compensation expense related to stock options	240	500
Provision for loan losses	350,000	30,000
Mortgage banking operations, net	(281,941)	(45,107)
Gain on sale of real estate owned	(10,390)	(6,436)
Changes in income taxes payable	1,842	92,644
Changes in other assets and liabilities	539,495	399,773
Net cash provided by operations before loan sales	1,260,777	963,324
Origination of loans for sale to secondary market	(32,569,702)	(10,610,799)
Proceeds from sales of loans to secondary market	32,592,843	10,595,709
Net cash provided by operating activities	1,283,918	948,234

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment and mortgage-backed securities	(16,269,304)	(36,731,355)
Maturity or call of investment securities available-for-sale	5,580,000	38,289,242
Sale of investment securities available for sale	8,276,567	1,239,407
Principal payments on mortgage-backed and investment securities	1,659,333	870,843
Proceeds from sale of other real estate owned	276,107	25,620
Net decrease in loans	1,967,375	2,953,057
Additions to premises and equipment	(7,287)	(26,981)

Net cash provided by investing activities	1,482,791	6,619,833

		(Continued)

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$19,118,107	$10,908,862
Net increase (decrease) in other borrowings	(10,450,066)	990,958
Increase in advance payments by borrowers for taxes and insurance	256,564	251,877
Purchase of treasury stock	(486,381)	-
Exercise of stock options, including tax benefit	-	11,000
Dividends paid - common stock	(66,231)	(71,188)

Net cash provided by financing activities	8,371,993	12,091,509

NET INCREASE IN CASH AND CASH EQUIVALENTS	11,138,702	19,659,576

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,145,288	12,175,464

CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,283,990	$31,835,040

ADDITIONAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest on deposits	$1,420,633	$2,022,558
Interest on other borrowings	73,264	146,739
Income taxes paid	100,000	25,000

NONCASH INVESTING AND FINANCING ACTIVITIES:
Real estate acquired in settlement of loans	$-	$93,739
Loans to facilitate sales of real estate owned	188,500	58,000

See accompanying notes to unaudited condensed consolidated financial statements

JACKSONVILLE BANCORP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	FINANCIAL STATEMENTS

The accompanying interim condensed consolidated financial statements include the accounts of Jacksonville Bancorp, Inc. and its wholly-owned subsidiary, Jacksonville Savings Bank (the “Bank”) and its wholly-owned subsidiary, Financial Resources Group, Inc. collectively (the “Company”).  All significant intercompany accounts and transactions have been eliminated.

In the opinion of management, the preceding unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of March 31, 2009 and December 31, 2008 and the results of its operations for the three month periods ended March 31, 2009 and 2008.  The results of operations for the three month period ended March 31, 2009 are not necessarily indicative of the results which may be expected for the entire year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2008 filed as an exhibit to the Company’s Form 10-K filed in March, 2009.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP) and to prevailing practices within the industry.

Certain amounts included in the 2008 consolidated statements have been reclassified to conform to the 2009 presentation.

2.	NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued Statement of Financial Accounting No. 141R (“FAS 141R”), “Business Combinations,” which establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  FAS 141R became effective for acquisitions in fiscal years beginning after December 15, 2008.  The application of FAS 141R did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting No. 160 (“FAS 160”), “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.”  The Statement requires that a noncontrolling interest in a subsidiary be reported separately within equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements.  It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in deconsolidation.  FAS 160 became effective for fiscal years beginning after December 15, 2008.  The application of FAS 160 did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting No. 161 (“FAS 161”), “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.”  This Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements.  FAS 161 became effective for fiscal years beginning after November 15, 2008.  The application of FAS 161 did not have a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting No. 162 (“FAS 162”), “The Hierarchy of Generally Accepted Accounting Principles.”  This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This Statement became effective on November 15, 2008.  The application of FAS 162 did not have a material impact on the Company’s consolidated financial statements.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment and Interest Income Measurement Guidance of EITF Issue 99-20,” to amend the impairment guidance in EITF Issue No. 99-20 in order to achieve more consistent determination of whether an other-than-temporary impairment (‘OTTI”) has occurred.  Prior to this FSP, the impairment model in EITF 99-20 was different from FASB Statement No. 115 (“FAS 115”), “Accounting for Certain Investments in Debt and Equity Securities.”  This FSP amended EITF 99-20 to more closely align the OTTI guidance therein to the guidance in FAS 115.  Retrospective application to a prior interim or annual period is prohibited.  The Company does not expect the implementation of this FSP to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued three amendments to the fair value measurement, disclosure and other-than-temporary impairment standards:

●	FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly.”

●	FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”

●	FAS 107 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”

FASB Statement of Financial Accounting No. 157 (“FAS 157”), “Fair value Measurements,” defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  FAS 157-4 provided additional guidance on identifying circumstances when a transaction may not be considered orderly.

FAS 157-4 provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability.  When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with FAS 157.

FAS 157-4 clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly.  In those situations, the entity must evaluate the weight of evidence to determine whether the transaction is orderly.  It also provides a list of circumstances that may indicate that a transaction is not orderly.  A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.

FAS 115-2 and FAS 124-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other–than-temporarily impaired.  For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery.  These steps are done before assessing whether the entity will recover the cost basis of the investment.  Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment.  This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FAS 115-2 and FAS 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement.  The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors.  The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings.  The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

FAS 107-1 and APB 28-1 amends FASB Statement No. 107 (“FAS 107”), “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  FAS 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods.

All three FASB Staff Positions discussed herein include substantial additional disclosure requirements.  The effective date for these new standards is the same: interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  However, early adoption is allowed only if certain FASB Staff Positions are early adopted together.  The Company will adopt the new standards as of June 30, 2009, and does not expect the adoption to have a material impact on its consolidated financial statements.

3.	EARNINGS PER SHARE

Earnings Per Share - Basic earnings per share is determined by dividing net income for the period by the weighted average number of common shares.  Diluted earnings per share considers the potential effects of the exercise of the outstanding stock options under the Company’s Stock Option Plans.

The following reflects earnings per share calculations for basic and diluted methods:

	March 31,
	2009	2008

Net income available to common stockholders	$501,250	$363,369

Basic average shares outstanding	1,946,906	1,987,130

Dilutive potential common shares:
Stock options	-	2,241
Diluted average shares outstanding	1,946,906	1,989,371

Basic earnings per share	$0.26	$0.18

Diluted earnings per share	$0.26	$0.18

Stock options for 34,445 shares of common stock and 5,600 shares of common stock were not considered in computing diluted earnings per share for the three month periods ending March 31, 2009 and 2008, respectively, because they were anti-dilutive.

4.	LOAN PORTFOLIO COMPOSITION

At March 31, 2009 and December 31, 2008, the composition of the Company’s loan portfolio is shown below.

	March 31, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate loans:
One-to-four family residential	$42,629	23.6%	$46,807	25.6%
Commercial and agricultural	60,157	33.3	56,516	30.9
Multi-family residential	4,484	2.4	4,518	2.5
Total real estate loans	107,270	59.3	107,841	59.0
Commercial and agricultural business loans	34,664	19.2	35,356	19.3
Consumer loans:
Home equity/home improvement	28,981	16.0	30,002	16.4
Automobile	5,921	3.3	5,842	3.2
Other	6,351	3.5	5,950	3.2
Total consumer loans	41,253	22.8	41,794	22.8
Total loans receivable	183,187	101.3	184,991	101.1

Less:
Net deferred loan fees, premiums and discounts	86	-	109	-
Allowance for loan losses	2,282	1.3	1,934	1.1
Total loans receivable, net	$180,819	100.0%	$182,948	100.0%

5.	INVESTMENT LOSSES

Declines in the fair value of available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) its intent to sell the security and whether it is more likely than not that it will be required to sell the security prior to its anticipated recovery.  At March 31, 2009, the Company does not hold any investment securities that it considers to be other-than-temporarily impaired.  The following table shows the gross unrealized losses and fair value, aggregated by investment type and length of time that individual securities have been in a continuous loss position, at March 31, 2009.

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value

State and political
organizations	$(371)	$12,968	$(112)	$2,438	$(483)	$15,406
U.S. government
and agencies	(9)	1,004	-	-	(9)	1,004

Subtotal	(380)	13,972	(112)	2,438	(492)	16,410

Mortgage-backed
securities	(39)	3,487	-	-	(39)	3,487

Total	$(419)	$17,459	$(112)	$2,438	$(531)	$19,897

6.	FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”).  FAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  FAS 157 has been applied prospectively as of the beginning of the period.

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

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at March 31, 2009 and December 31, 2008:

March 31, 2009		Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale
securities	$78,270,190	$-	$78,270,190	$-

December 31, 2008		Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale
securities	$77,434,052	$-	$77,434,052	$-

Following is a description of the valuation methodologies used for assets and liabilities measured at fair value on a nonrecurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy.

Impaired Loans – Loans for which it is probable that the Company will not collect all principal and interest due according to the contractual terms are measured for impairment in accordance with the provisions of Financial Accounting Standard No. 114 (“FAS 114”), “Accounting by Creditors for Impairment of a Loan.”  Allowable methods for estimating fair value include using the fair value of the collateral for collateral dependent loans or, where a loan is determined not to be collateral dependent, using the discounted cash flow method.

If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized.  This method required obtaining a current independent appraisal of the collateral and applying a discount factor to the value.

If the impaired loan is determined not to be collateral dependent, then the discounted cash flow method is used.  This method requires the impaired loan to be recorded at the present value of expected future cash flows discounted at the loan’s effective interest rate.  The effective interest rate of a loan is the contractual interest rate adjusted for any net deferred loan fees or costs, premiums or discounts existing at origination or acquisition of the loan.

Impaired loans are classified within Level 3 of the fair value hierarchy.

Mortgage Servicing Rights – The fair value used to determine the valuation allowance is estimated using the discounted cash flow models.  Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the hierarchy.

The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at March 31, 2009 and December 31, 2008.

March 31, 2009		Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$2,348,850	$-	$-	$2,348,850
Mortgage servicing
rights	561,068	-	-	561,068

December 31, 2008		Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$972,797	$-	$-	$972,797
Mortgage servicing
rights	545,494	-	-	545,494

7.	FEDERAL HOME LOAN BANK STOCK

The Company owns approximately $1.1 million of Federal Home Loan Bank of Chicago (“FHLB”) stock.  During the third quarter of 2007, the FHLB received a Cease and Desist Order from their regulator, the Federal Housing Finance Board.  The order prohibits capital stock repurchases and redemptions until a time to be determined by the Federal Housing Finance Board.  The FHLB will continue to provide liquidity and funding through advances.  With regards to dividends, the FHLB will continue to assess their dividend capacity each quarter and make appropriate requests for approval.  Management performed an analysis and deemed the investment in FHLB stock was not other-than-temporarily impaired as of March 31, 2009.

8.	MORTGAGE SERVICING RIGHTS

Activity in the balance of mortgage servicing rights, measured using the amortization method, for the three month period ending March 31, 2009 and the year ended December 31, 2008 was as follows:

	March 31, 2009	December 31, 2008
Balance, beginning of year	$545,494	$965,679
Servicing rights capitalized	194,176	204,248
Amortization of servicing rights	(256,279)	(196,403)
Change in valuation allowance	77,677	(428,030)
Balance, end of period	$561,068	$545,494

Activity in the valuation allowance for mortgage servicing rights for the three month period ending March 31, 2009 and the year ended December 31, 2008 was as follows:

	March 31, 2009	December 31, 2008
Balance, beginning of year	$428,030	$-
Additions	-	428,030
Reductions	(77,677)	-
Balance, end of period	$350,353	$428,030

9.	INCOME TAXES

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense for the three months ended March 31, 2009 and 2008 is shown below.

	March 31, 2009	March 31, 2008
Computed at the statutory rate (34%)	$211,669	$157,695
Increase (decrease) resulting from
Tax exempt interest	(83,950)	(62,894)
State income taxes, net	22,163	8,607
Increase in CSV	(16,188)	(14,172)
Other, net	(12,388)	11,203
Actual tax expense	$121,306	$100,439

10.	COMMITMENTS AND CONTINGENCIES

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

Critical Accounting Policies and Use of Significant Estimates

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in preparing our financial statements in conformity with accounting principles generally accepted in the United States of America.  Actual results could differ significantly from those estimates under different assumptions and conditions.  Management believes the following discussion addresses our most critical accounting policies and significant estimates, which are those that are most important to the portrayal of our financial condition and results and require management’s most difficult, subjective and complex judgements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Allowance for Loan Losses - The Company believes the allowance for loan losses is the critical accounting policy that requires the most significant judgments and assumptions used in the preparation of the consolidated financial statements.  The allowance for loan losses is a material estimate that is particularly susceptible to significant changes in the near term and is established through a provision for loan losses.  The allowance is based upon past loan experience and other factors which, in management’s judgement, deserve current recognition in estimating loan losses.  The evaluation includes a review of all loans on which full collectibility may not be reasonably assured.  Other factors considered by management include the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions and historical losses on each portfolio category.  In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties, which collateralize loans.  Management uses the available information to make such determinations.  If circumstances differ substantially from the assumptions used in making determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be affected.  While we believe we have established our existing allowance for loan losses in conformity with accounting principles generally accepted in the United States of America, there can be no assurance that regulators, in reviewing the Bank’s loan portfolio, will not request an increase in the allowance for loan losses.  Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that increases to the allowance will not be necessary if loan quality deteriorates.

Other Real Estate Owned - Other real estate owned acquired through loan foreclosures are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  The adjustment at the time of foreclosure is recorded through the allowance for loan losses.  Due to the subjective nature of establishing fair value when the asset is acquired, the actual fair value of the other real estate owned could differ from the original estimate.  If it is determined that fair value declines subsequent to foreclosure, the asset is written down through a charge to non-interest expense.  Operating costs associated with the assets after acquisition are also recorded as non-interest expense.  Gains and losses on the disposition of other real estate owned are netted and posted to non-interest expense.

Deferred Income Tax Assets/Liabilities – Our net deferred income tax asset arises from differences in the dates that items of income and expense enter into our reported income and taxable income.  Deferred tax assets and liabilities are established for these items as they arise.  From an accounting standpoint, deferred tax assets are reviewed to determine that they are realizable based upon the historical level of our taxable income, estimates of our future taxable income and the reversals of deferred tax liabilities.  In most cases, the realization of the deferred tax asset is based on our future profitability.  If we were to experience net operating losses for tax purposes in a future period, the realization of our deferred tax assets would be evaluated for a potential valuation reserve.

Impairment of Goodwill - Goodwill, an intangible asset with an indefinite life, was recorded on our balance sheet in prior periods as a result of acquisition activity.  Goodwill is evaluated for impairment annually, unless there are factors present that indicate a potential impairment, in which case, the goodwill impairment test is performed more frequently.

Mortgage Servicing Rights - Mortgage servicing rights are very sensitive to movements in interest rates as expected future net servicing income depends on the projected outstanding principal balances of the underlying loans, which can be greatly reduced by prepayments.  Prepayments usually increase when mortgage interest rates decline and decrease when mortgage interest rates rise.

Fair Value Measurements – The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.  The Company estimates the fair value of financial instruments using a variety of valuation methods.  Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value.  When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value.  When observable market prices do not exist, the Company estimates fair value.  Other factors such as model assumptions and market dislocations can affect estimates of fair value.  Imprecision in estimating these factors can impact the amount of revenue or loss recorded.

FASB Statement No. 157, Fair Value Measurements, establishes a framework for measuring the fair value of financial instruments that considers the attributes specific to particular assets or liabilities and establishes a three-level hierarchy for determining fair value based upon transparency of inputs to each valuation as of the fair value measurement date.  The three levels are defined as follows:

●	Level 1 – quoted prices (unadjusted) for identical assets or liabilities in active markets
●
Level 2 – inputs include quoted prices for similar assets and liabilities in active markets, quoted prices of identical or similar assets or liabilities in markets that are not active, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 – inputs that are unobservable and significant to the fair value measurement.

At the end of each quarter, the Company assesses the valuation hierarchy for each asset or liability measured.  From time to time, assets or liabilities may be transferred within hierarchy levels due to changes in availability of observable market inputs to measure fair value at the measurement date.  Transfers into or out of a hierarchy are based upon the fair value at the beginning of the reporting period.

The above listing is not intended to be a comprehensive list of all our accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management’s judgement in their application.  There are also areas in which management’s judgement in selecting any available alternative would not produce a materially different result.

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

The Company has chosen to participate in the TLGP. The additional cost of this program, assessed on a quarterly basis, is a 10 basis point annualized surcharge (2.5 basis points quarterly) on balances in non-interest bearing transaction accounts that exceed $250,000. The Company does not believe this amount will have a material effect on its consolidated financial statements.

Financial Condition

March 31, 2009 Compared to December 31, 2008

Total assets increased $9.5 million to $297.8 million at March 31, 2009 from $288.3 million at December 31, 2008.  Net loans decreased $2.1 million to $180.8 million at March 31, 2009.  Available-for-sale investment securities decreased $5.7 million primarily due to $5.5 million in calls of U.S. agency bonds.  Mortgage-backed securities increased $6.6 million during this same time frame, mostly due to the reinvestment of funds from investment calls.  Cash and cash equivalents increased $11.1 million, mostly comprised of an $11.4 million increase in federal funds sold, due to deposit growth and the timing of investment cash flows.  Deposits grew $19.1 million during the first quarter of 2009.  Other borrowings decreased $10.5 million primarily due to the repayment of $8.5 million in advances from the Federal Home Loan Bank during the first quarter of 2009.

Stockholders’ equity equaled $24.3 million at March 31, 2009 and 2008.  Changes in stockholders’ equity include net income of $501,000, partially offset by the payment of $66,000 in dividends, and a $51,000 increase in unrealized gains, net of tax, on available-for-sale securities.  The change in unrealized gains on available-for-sale securities is driven by market conditions and, therefore, can fluctuate daily.  Stockholders’ equity was also affected by the purchase of $486,000 in common stock during the first quarter of 2009.

Results of Operations

Comparison of Operating Results for the Three Months Ended March 31, 2009 and 2008

General:  Net income for the three months ended March 31, 2009 was $501,000, or $0.26 per common share, basic and diluted.  Net income was $363,000, or $0.19 per common share, basic and diluted, for the three months ended March 31, 2008.  Shares outstanding at March 31, 2009 and 2008 were 1,920,817 and 1,987,904, respectively.  The increase of $138,000 is due to increases of $446,000 in net interest income and $108,000 in other income, partially offset by increases of $320,000 in the provision for loan losses, $76,000 in other expense and $20,000 in income taxes.  The Company’s operations benefited from the steepening of the yield curve, as lower short-term market rates of interest resulted in our deposits repricing faster than our loans, which have yields tied to longer-term rates.

Interest Income:  Total interest income for the three months ended March 31, 2009 decreased $282,000 from the same period of 2008.  The decrease in interest income reflects decreases in interest income of $122,000 on loans, $78,000 on investment securities, and $115,000 on other interest-earning assets, partially offset by an increase of $33,000 in interest on mortgage-backed securities.

Interest income on loans decreased $122,000 primarily due to a decrease in the average yield to 6.46% during the first quarter of 2009 from 6.97% during the first quarter of 2008.  The 51 basis point decrease, primarily reflecting a decrease in market rates, was partially offset by an increase of $6.6 million in the average balance of the loan portfolio to $184.5 million during this same time frame.  The increase in the average balance of the portfolio is primarily due to an increase in the commercial real estate portion of the loan portfolio.

The $78,000 decrease in interest income on investment securities reflects a decrease of $8.6 million in the average balance of the portfolio to $46.6 million during the first quarter of 2009, as compared to the first quarter of 2008.  The decrease in the average balance is primarily due to calls of U.S. agency securities, the majority of which have been reinvested into tax-free municipal bonds, as well as mortgage-backed securities.  The average balance of municipal securities increased $10.2 million during this same time frame.  The average yield of investment securities increased 6 basis points to 3.97% from 3.91% during the first quarter of 2009 and 2008, respectively.  This reported yield does not reflect the benefit of the higher tax-equivalent yield of the municipal bonds, which is reflected in income tax expense.

Interest income on mortgage-backed securities increased $33,000 during the first quarter of 2009 compared to the first quarter of 2008.  The increased interest income on mortgage-backed securities reflects an increase of $4.0 million in the average balance of mortgage-backed securities to $27.9 million during the first quarter of 2009.  The growth in mortgage-backed securities has been funded by calls of investment securities.  The increase in the average balance was partially offset by a 24 basis point decrease in the average yield of mortgage-backed securities to 4.72% during the three months ended March 31, 2009, compared to the same period of 2008.

Interest income on other interest-earning assets, which consist of interest-earning deposit accounts and federal funds sold, decreased during the first quarter of 2009 primarily due to a 269 basis point decrease in the average yield.  The average yield of these other interest-earning assets decreased to 0.19% during the first quarter of 2009 from 2.88% during the first quarter of 2008, reflecting the decrease in short-term market rates.  The average balance of these accounts decreased $7.4 million to $9.2 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

Interest Expense:  Total interest expense for the three months ended March 31, 2009 decreased $728,000 compared to the three months ended March 31, 2008.  The lower interest expense was due to decreases of $635,000 in the cost of deposits and $93,000 in interest expense on borrowed funds.

The decrease in the cost of deposits is primarily due to a decrease in the average rate paid, which decreased to 2.53% during the first quarter of 2009 from 3.53% during the first quarter of 2008.  The 100 basis point decrease reflects the decrease in short-term market rates during 2008.  Interest expense also benefited from a decrease of $7.3 million in the average balance of deposits during this same time frame.  The decrease was mostly due to a decrease of $6.1 million in the average balance of time deposits.

Interest paid on borrowed funds decreased $94,000 primarily due to a 269 basis point decrease in the average rate.  The average rate paid on borrowed funds decreased to 1.52% during the first quarter of 2009 compared to 4.21% during the first quarter of 2008, reflecting the decrease in market rates.  The average balance of borrowed funds also decreased to $13.6 million during the first quarter of 2009 compared to $13.8 million during the same period of 2008.

Provision for Loan Losses: The provision for loan losses is determined by management as the amount needed to replenish the allowance for loan losses, after net charge-offs have been deducted, to a level considered adequate to absorb inherent losses in the loan portfolio, in accordance with accounting principles generally accepted in the United States of America.  The following table shows the activity in the allowance for loan losses for the three months ended March 31, 2009 and 2008.

	Three Months Ended
	March 31, 2009	March 31, 2008
	(In thousands)
Balance at beginning of period	$1,934	$1,766
Charge-offs:
One-to-four family residential	4	31
Automobile	-	2
Other Consumer	5	-
Total	9	33
Recoveries:
Commercial and agricultural real estate	1	1
Home equity/home improvement	1	2
Automobile	4	2
Other Consumer	1	2
Total	7	7
Net loans charged off	2	26
Provision expense	350	30
Balance at end of period	$2,282	$1,770

The allowance for loan losses increased to $2.3 million at March 31, 2009 from $1.9 million at December 31, 2008.  The increase of $348,000 is the result of the provision for loan losses exceeding net charge-offs during the first quarter of 2009.  Net charge-offs decreased to $2,000 during the first quarter of 2009 compared to net charge-offs of $26,000 during the first quarter of 2008.  The provision for loan losses equaled $350,000 during the first quarter of 2009, compared to $30,000 during the first quarter of 2008.  Provisions for loan losses have been made to bring the allowance for loan losses to a level deemed adequate following management’s evaluation of the repayment capacity and collateral protection afforded by each problem credit identified by management.  This review also considered the local economy and the level of bankruptcies and foreclosures in the Company’s market area.  The following table sets forth information regarding nonperforming assets at the dates indicated.

	March 31, 2009	December 31, 2008
	(In thousands)
Non-accruing loans:
One-to-four family residential	$813	$445
Commerical and agricultural real estate	32	34
Multifamily residential real estate	146	152
Commercial and agricultural business	253	48
Home equity/Home improvement	384	318
Automobile	13	3
Other consumer	9	5
Total	$1,650	$1,005

Accruing loans delinquent more than 90 days:
One-to-four family residential	$-	$163
Automobile	-	18
Other consumer	4	5
Total	$4	$186

Foreclosed assets:
One-to-four family residential	$188	$565
Commercial and agricultural real estate	140	204
Automobiles	-	9
Total	$328	$778

Total nonperforming assets	$1,982	$1,969

Total as a percentage of total assets	0.67%	0.68%

The increase in non-accruing one-to-four family residential and commercial business loans is primarily due to the delinquency of one borrower with loans totaling $526,000.  These loans are both well secured and in the process of collection, with no loss anticipated.

The following table shows the aggregate principal amount of potential problem credits on the Company’s watch list at March 31, 2009 and December 31, 2008.  All non-accruing loans are automatically placed on the watch list.  The increase in Special Mention credits reflects the addition of four large commercial and commercial real estate borrowers.  As of March 31, 2009, each of these loans was current and being monitored by management.

	March 31, 2009	December 31, 2008
	(In thousands)
Special Mention credits	$10,133	$7,369
Substandard credits	2,665	2,388
Total watch list credits	$12,798	$9,757

Other Income:  Total other income for the three months ended March 31, 2009 increased $108,000 from the comparable period in 2008.  The increase in other income is primarily attributed to increases of $237,000 in net income from mortgage banking operations and $59,000 in gains on sales of securities, partially offset by a $163,000 decrease in commission income.  The increase in mortgage banking income is due to a higher volume of sales of $32.7 million to the secondary market during the first quarter of 2009, compared to $10.3 million during the same period of 2008.  The decrease in commission income reflects current market conditions.

Other Expense:  Total other expense for the three months ended March 31, 2009 increased $76,000 from the same period of 2008.  The increase in other expense is mainly comprised of an increase of $99,000 in FDIC deposit insurance assessments, partially offset by a decrease of $34,000 in data processing expense.  FDIC increased its deposit insurance rates for 2009.  The Company has also exhausted its one-time assessment credit, which offset 90% of the FDIC premiums assessed during 2008.

On February 27, 2009, the FDIC adopted a final rule modifying the risk-based assessment system and setting initial base assessment rates beginning April 1, 2009, at 12 to 45 basis points.  The new rates take effect during the second quarter of 2009 and are expected to result in an increase of approximately $75,000 per quarter during 2009.  On this same date, the FDIC announced it had adopted an interim rule to impose a 20 basis point emergency special assessment on June 30, 2009, which will be collected on September 30, 2009.  The interim rule also provides that an additional emergency assessment of up to 10 basis points may be imposed if the reserve ratio of the Deposit Insurance Fund is estimated to fall to a level that the FDIC believes would adversely affect public confidence or to a level which shall be close to zero or negative at the end of a calendar quarter.  The 20 basis point assessment is based upon the institution’s assessment base which is total deposits.  If the June 30, 2009 assessment base is consistent with March 31, 2009, the special assessment would approximate $515,000 in additional expense for the second quarter of 2009.  The FDIC has indicated that it would reduce the level of the special assessment to 10 basis points if Congress approves legislation to expand the FDIC’s borrowing capacity.

Income Taxes:  The provision for income taxes increased $21,000 during the first quarter of 2009 compared to the same period of 2008.  The increase in the tax provision reflects an increase in taxable income due to higher income, net of an increase in the benefit of tax-exempt investment income.  The effective tax rate equaled 19.50% and 21.66% for the first quarters of 2009 and 2008, respectively.

Liquidity and Capital Resources

The Company’s most liquid assets are cash and cash equivalents.  The levels of these assets are dependent on the Company’s operating, financing, and investing activities.  At March 31, 2009 and December 31, 2008, cash and cash equivalents totaled $18.3 million and $7.1 million, respectively.  The Company’s primary sources of funds include principal and interest repayments on loans (both scheduled payments and prepayments), maturities of investment securities and principal repayments from mortgage-backed securities (both scheduled payments and prepayments).  During the past three months, the most significant sources of funds have been growth in deposits and calls of investment securities.  These funds have been used primarily for purchases of municipal and mortgage-backed securities.

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

Liquidity management is both a short- and long-term responsibility of management.  The Company adjusts its investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) projected purchases of investment and mortgage-backed securities, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) liquidity of its asset/liability management program.  Excess liquidity is generally invested in interest-earning overnight deposits and other short-term U.S. agency obligations.  If the Company requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB.  The Company may borrow from the FHLB under a blanket agreement which assigns all investments in FHLB stock as well as qualifying first mortgage loans equal to 150% of the outstanding balance as collateral to secure the amounts borrowed.  This borrowing arrangement is limited to a maximum of 30% of the Company’s total assets or twenty times the balance of FHLB stock held by the Company.  At March 31, 2009, the Company had $5.0 million in outstanding FHLB advances and approximately $17.2 million remaining available to it under the above-mentioned borrowing arrangement.

The Company maintains minimum levels of liquid assets as established by the Board of Directors.  The Company’s liquidity ratios at March 31, 2009 and December 31, 2008 were 28.4% and 24.1%, respectively.  This ratio represents the volume of short-term liquid assets as a percentage of net deposits and borrowings due within one year.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments.  The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above.  The following table summarizes these commitments at March 31, 2009 and December 31, 2008.  The commitments listed below include loans committed for sale to the secondary market of $4.4 million and $12.4 million as of March 31, 2009 and December 31, 2008, respectively.

	March 31, 2009	December 31, 2008
	(In thousands)
Commitments to fund loans	$43,023	$50,723
Standby letters of credit	774	774

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined).  Management believes that at March 31, 2009, the Company met all its capital adequacy requirements.

Under Illinois law, Illinois-chartered savings banks are required to maintain a minimum core capital to total assets ratio of 3%.  The Illinois Commissioner of Savings and Residential Finance (the “Commissioner”) is authorized to require a savings bank to maintain a higher minimum capital level if the Commissioner determines that the savings bank’s financial condition or history, management or earnings prospects are not adequate.  If a savings bank’s core capital ratio falls below the required level, the Commissioner may direct the savings bank to adhere to a specific written plan established by the Commissioner to correct the savings bank’s capital deficiency, as well as a number of other restrictions on the savings bank’s operations, including a prohibition on the declaration of dividends by the savings bank’s board of directors.  At March 31, 2009, the Bank’s core capital ratio was 7.18% of total average assets, which substantially exceeded the required amount.

The Bank is also required to maintain regulatory capital requirements imposed by the Federal Deposit Insurance Corporation.  The Bank must have:  (i) Tier 1 Capital to Average Assets of 4.0%, (ii) Tier 1 Capital to Risk-Weighted Assets of 4.0%, and (iii) Total Capital to Risk-Weighted Assets of 8.0%.  At March 31, 2009, minimum requirements and the Bank's actual ratios are as follows:

	March 31, 2009	December 31, 2008	Minimum
	Actual	Actual	Required

Tier 1 Capital to Average Assets	7.18%	7.30%	4.00%
Tier 1 Capital to Risk-Weighted Assets	9.97%	10.02%	4.00%
Total Capital to Risk-Weighted Assets	11.07%	10.94%	8.00%

Future capital levels should benefit from the decision of the Company’s parent company, Jacksonville Bancorp, MHC, to waive its right to receive dividends.  The mutual holding company has received approval from its primary regulator, the Office of Thrift Supervision, for such waivers through the quarter ended September 30, 2009.

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

Consolidated Average Balance Sheet and Interest Rates
(Dollars in thousands)
	Three Months Ended March 31
	2009			2008
	Average			Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earnings assets:
Loans	$184,516	$2,978	6.46%	$177,964	$3,100	6.97%
Investment securities	46,590	462	3.97%	55,151	540	3.91%
Mortgage-backed securities	27,912	329	4.72%	23,917	296	4.96%
Other	9,218	5	0.19%	16,618	120	2.88%
Total interest-earning assets	268,236	3,774	5.63%	273,650	4,056	5.93%

Non-interest earnings assets	24,901			20,992
Total assets	$293,137			$294,642

Interest-bearing liabilities:
Deposits	$227,481	$1,439	2.53%	$234,764	$2,074	3.53%
Short-term borrowings	13,580	52	1.52%	13,844	145	4.21%
Total interest-bearing liabilities	241,061	1,491	2.47%	248,608	2,219	3.57%

Non-interest bearing liabilities	27,817			23,207
Stockholders' equity	24,259			22,827

Total liabilities/stockholders' equity	$293,137			$294,642

Net interest income		$2,283			$1,837

Interest rate spread (average yield earned
minus average rate paid)			3.15%			2.36%

Net interest margin (net interest income
divided by average interest-earning assets)			3.40%			2.68%

The following table sets forth the changes in rate and changes in volume of the Company’s interest earning assets and liabilities.

Three Months Ended March 31
	2009 Compared to 2008
	Increase(Decrease) Due to
	Rate	Volume	Net
	(In thousands)
Interest-earnings assets:
Loans	$(233)	$111	$(122)
Investment securities	7	(85)	$(78)
Mortgage-backed securities	(15)	48	$33
Other	(78)	(37)	$(115)
Total net change in income on
interest-earning assets	(319)	37	(282)

Interest-bearing liabilities:
Deposits	(572)	(63)	$(635)
Other borrowings	(91)	(2)	$(93)
Total net change in expense on
interest-bearing liabilities	(663)	(65)	(728)

Net change in net interest income	$344	$102	$446

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

The following table shows projected results at March 31, 2009 and December 31, 2008 of the impact on net interest income from an immediate change in interest rates, as well as the benchmarks established by the ALCO.  The results are shown as a dollar and percentage change in net interest income over the next twelve months.

	Change in Net Interest Income
	(Dollars in thousands)
	March 31, 2009		December 31, 2008		ALCO
Rate Shock:	$ Change	% Change	$ Change	% Change	Benchmark
+ 200 basis points	67	0.68%	(68)	-0.69%	> (20.00)%
+ 100 basis points	64	0.64%	33	0.34%	> (12.50)%
- 100 basis points	(178)	-1.79%	95	0.97%	> (12.50)%
- 200 basis points	(294)	-2.95%	(12)	-0.12%	> (20.00)%

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1.A.	Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in its annual report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the issuer purchases of equity securities during the prior three months.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased under publicly announced plan	Maximum number of shares that may be purchased under the repurchase plan
January 1 – January 31	-	$-	-	99,395
February 1 – February 28	67,087	7.25	67,087	32,308
March 1 – March 31	-	-	-	32,308

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

	31.1 -	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
	31.2 -	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
	32.1 -	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACKSONVILLE BANCORP, INC.
Registrant

Date: 05/05/2009	/s/ Richard A. Foss
Richard A. Foss
President and Chief Executive Officer

/s/ Diana S. Tone
Diana S. Tone
Chief Financial Officer