Form 10-Q
period 2009-06-30
JACKSONVILLE BANCORP INC
filed 2009-08-05
CIK 1172097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
                                        ☒ Yes          ☐ No

Indicate by check mark whether the registrant has submitted electronic and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period the registrant was required to submit and post such filings).
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
                                        ☐ Yes          ☒ No

As of July 31, 2009, there were 1,920,817 shares (*) of the Registrant’s common stock issued and outstanding.

(*) As of July 31, 2009, 1,038,738 shares were owned by Jacksonville Bancorp, M.H.C., the Company’s mutual holding company parent.

JACKSONVILLE BANCORP, INC.

FORM 10-Q

JUNE 30, 2009
TABLE OF CONTENTS

Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets	1

	Condensed Consolidated Statements of Income	2

	Condensed Consolidated Statement of Stockholders’ Equity	3

	Condensed Consolidated Statements of Cash Flows	4-5

	Notes to the Condensed Consolidated Financial Statements	6-18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-33

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34-35

Item 4.T	Controls and Procedures	36

PART II	OTHER INFORMATION	37-38

Item 1.	Legal Proceedings
Item 2.	Changes in Securities and Stock Purchases
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

	Signatures	39

EXHIBITS

Section 302 Certifications
Section 906 Certification

PART I – FINANCIAL INFORMATION

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Cash and cash equivalents	$8,603,689	$7,145,288
Investment securities - available-for-sale	37,238,860	49,638,933
Mortgage-backed securities - available-for-sale	48,382,896	27,795,119
Federal Home Loan Bank stock	1,108,606	1,108,606
Other investment securities	222,695	240,321
Loans receivable - net of allowance for loan losses of $2,463,700 and $1,934,072 as of June 30, 2009 and December 31, 2008	180,417,707	182,948,292
Loans held for sale, net	831,049	1,388,284
Premises and equipment - net	5,948,697	6,106,746
Cash surrender value of life insurance	4,004,192	3,907,339
Accrued interest receivable	2,460,559	2,344,502
Goodwill	2,726,567	2,726,567
Capitalized mortgage servicing rights, net of valuation allowance of $225,477 and $428,030 as of June 30, 2009 and December 31, 2008	776,445	545,494
Real estate owned	522,206	769,467
Income taxes receivable	646,170	—
Other assets	1,853,036	1,610,376

Total Assets	$295,743,374	$288,275,334

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$256,465,436	$238,151,228
Borrowings	9,953,711	21,133,079
Advance payments by borrowers for taxes and insurance	893,278	445,077
Accrued interest payable	836,370	925,661
Deferred compensation plan	2,688,512	2,576,290
Income taxes payable	—	29,092
Other liabilities	1,212,443	755,467
Total liabilities	272,049,750	264,015,894

Commitments and contingencies

Stockholders’ equity

Preferred stock, $0.01 par value - authorized 10,000,000 shares; none issued and outstanding	—	—

Common stock, $0.01 par value - authorized 20,000,000 shares; issued 1,987,904 shares as of June 30, 2009 and December 31, 2008	19,879	19,879

Additional paid-in capital	6,634,591	6,634,108

Retained earnings	17,564,080	17,268,043

Less: Treasury stock of 67,087 shares and 0 shares, at cost, as of June 30, 2009 and and December 31, 2008, respectively	(486,381)	—

Accumulated other comprehensive income (loss)	(38,545)	337,410
Total stockholders’ equity	23,693,624	24,259,440

Total Liabilities and Stockholders’ Equity	$295,743,374	$288,275,334

See accompanying notes to the condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
INTEREST INCOME:
Loans	$2,903,263	$2,920,561	$5,881,139	$6,020,689
Investment securities	382,786	496,184	844,831	1,035,626
Mortgage-backed securities	319,631	424,635	648,952	721,237
Other	4,089	92,083	8,464	211,831
Total interest income	3,609,769	3,933,463	7,383,386	7,989,383
INTEREST EXPENSE
Deposits	1,398,353	1,871,143	2,837,648	3,945,092
Borrowings	23,391	152,755	75,156	298,544
Total interest expense	1,421,744	2,023,898	2,912,804	4,243,636

NET INTEREST INCOME	2,188,025	1,909,565	4,470,582	3,745,747

PROVISION FOR LOAN LOSSES	1,550,000	30,000	1,900,000	60,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	638,025	1,879,565	2,570,582	3,685,747

OTHER INCOME:
Mortgage banking operations, net	258,698	45,679	540,639	90,786
Gains on sales of securities	333,336	—	392,651	188
Service charges on deposit accounts	191,527	197,207	340,624	381,515
Commission income	183,392	283,628	320,831	584,008
Loan servicing fees	89,658	83,137	175,644	165,175
Increase in cash surrender value	42,991	34,658	90,604	80,913
Trust income	41,947	45,651	89,473	96,747
Other	105,613	110,109	202,276	197,898
Total other income	1,247,162	800,069	2,152,742	1,597,230
OTHER EXPENSES:
Salaries and employee benefits	1,373,679	1,368,459	2,725,319	2,723,145
Occupancy and equipment	266,353	263,031	538,159	553,582
FDIC insurance	233,975	14,531	340,276	21,397
Data processing	77,962	114,636	151,450	221,752
Postage and office supplies	67,465	69,399	144,040	148,527
Professional fees	61,301	54,641	103,385	89,997
Reduction in valuation allowance on mortgage servicing asset	(91,269)	—	(91,269)	—
Other	230,137	276,200	523,825	542,033
Total other expenses	2,219,603	2,160,897	4,435,185	4,300,433

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	(334,416)	518,737	288,139	982,544

INCOME TAXES (BENEFIT)	(261,592)	94,956	(140,286)	195,395

NET INCOME (LOSS)	$(72,824)	$423,781	$428,425	$787,149

NET INCOME (LOSS) PER COMMON SHARE, BASIC	$(0.04)	$0.21	$0.22	$0.40

NET INCOME (LOSS) PER COMMON SHARE, DILUTED	$(0.04)	$0.21	$0.22	$0.40

See accompanying notes to unaudited condensed consolidated financial statements

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

BALANCE, DECEMBER 31, 2008	$19,879	$6,634,108	$—	$17,268,043	$337,410	$24,259,440

Net Income	—	—	—	428,425	—	428,425

Other comprehensive loss - change in net unrealized losses on securities available for sale, net of tax benefit of $(327,175)	—	—	—	—	(635,105)	(635,105)
Reclassification adjustment for gains included in net income, net of tax of $133,501	—	—	—	—	259,150	259,150
Comprehensive Income

Purchase of treasury stock	—	—	(486,381)	—	—	(486,381)
Compensation expense for stock options	—	483	—	—	—	483
Dividends on common stock ($0.15 per share)	—	—	—	(132,388)	—	(132,388)

BALANCE, JUNE 30, 2009	$19,879	$6,634,591	$(486,381)	$17,564,080	$(38,545)	$23,693,624

See accompanying notes to unaudited condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2009	2008
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$428,425	$787,149
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion:
Premises and equipment	204,584	218,732
Amortization (accretion) of investment premiums and discounts, net	296,309	27,003
Amortization of intangible assets	—	39,862
Compensation expense related to stock options	483	1,005
Provision for loan losses	1,900,000	60,000
Mortgage banking operations, net	(540,639)	(90,786)
Gains on sales of real estate owned	(10,390)	(11,128)
Gains on sales of securities	(392,651)	(188)
Reduction in valuation allowance on mortgage servicing asset	(91,269)	—
Changes in income taxes payable	(675,262)	(5,409)
Changes in other assets and liabilities	205,722	(287,016)
Net cash provided by operations before loan sales	1,325,312	739,224
Origination of loans for sale to secondary market	(48,674,323)	(18,767,181)
Proceeds from sales of loans to secondary market	49,632,515	19,285,005
Net cash provided by operating activities	2,283,504	1,257,048

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment and mortgage-backed securities	(59,064,631)	(56,381,390)
Maturity or call of investment securities available-for-sale	16,079,916	43,270,492
Proceeds from sale of investment and mortgage-backed securities	29,019,320	1,239,407
Principal payments on mortgage-backed and investment securities	5,322,029	2,319,807
Proceeds from sale of other real estate owned	276,107	66,287
Decrease in loans, net	624,419	2,072,498
Proceeds from disposal of premises and equipment	—	32,795
Gains on disposal of premises and equipment	—	(6,517)
Additions to premises and equipment	(46,535)	(123,687)

Net cash used in investing activities	(7,789,375)	(7,510,308)

		(Continued )

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2009	2008
	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$18,314,208	$3,758,686
Net increase (decrease) in borrowings	(11,179,368)	2,694,638
Increase in advance payments by borrowers for taxes and insurance	448,201	414,633
Purchase of treasury stock	(486,381)	—
Exercise of stock options, including tax benefit	—	11,000
Dividends paid - common stock	(132,388)	(142,376)

Net cash provided by financing activities	6,964,272	6,736,581

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,458,401	483,321

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,145,288	12,175,464

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,603,689	$12,658,785

ADDITIONAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest on deposits	$2,905,339	$4,112,753
Interest on borrowings	96,756	300,894
Income taxes paid	559,000	214,400

NONCASH INVESTING AND FINANCING ACTIVITIES:
Real estate acquired in settlement of loans	$194,666	$144,739
Loans to facilitate sales of real estate owned	188,500	93,625

See accompanying notes to unaudited condensed consolidated financial statements

JACKSONVILLE BANCORP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	FINANCIAL STATEMENTS

The accompanying interim condensed consolidated financial statements include the accounts of Jacksonville Bancorp, Inc. and its wholly-owned subsidiary, Jacksonville Savings Bank (the “Bank”) and its wholly-owned subsidiary, Financial Resources Group, Inc. collectively (the “Company”). All significant intercompany accounts and transactions have been eliminated.

In the opinion of management, the preceding unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of June 30, 2009 and December 31, 2008 and the results of its operations for the three and six month periods ended June 30, 2009 and 2008. The results of operations for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results which may be expected for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2008 filed as an exhibit to the Company’s Form 10-K filed in March, 2009. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP) and to prevailing practices within the industry.

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

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment and Interest Income Measurement Guidance of EITF Issue 99-20,” to amend the impairment guidance in EITF Issue No. 99-20 in order to achieve more consistent determination of whether an other-than-temporary impairment (‘OTTI”) has occurred. Prior to this FSP, the impairment model in EITF 99-20 was different from FASB Statement No. 115 (“FAS 115”), “Accounting for Certain Investments in Debt and Equity Securities.” This FSP amended EITF 99-20 to more closely align the OTTI guidance therein to the guidance in FAS 115. Retrospective application to a prior interim or annual period was prohibited. Implementation of this FSP did not have a material impact on its consolidated financial statements.

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

FAS 115-2 and FAS 124-2 clarify the interaction of the factors that should be considered when determining whether a debt security is other–than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

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

All three FASB Staff Positions discussed herein include substantial additional disclosure requirements. The effective date for these new standards is the same: interim and annual reporting periods ending after June 15, 2009. The Company adopted these standards as of June 30, 2009, and there was not a material impact on its consolidated financial statements.

On May 28, 2009, the FASB issued Statement of Financial Accounting No. 165, Subsequent Events (“FAS 165”). Under FAS 165, companies are required to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities. FAS 165 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial statement preparation process. Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. FAS 165 also requires entities to disclose the date through which subsequent events have been evaluated. FAS 165 was effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of FAS 165 for the quarter ended June 30, 2009, and adoption did not have a material impact on the Company’s financial statements.

On June 12, 2009, the FASB issued Statement of Financial Accounting No. 166 (“FAS 166”), Accounting for Transfers of Financial Assets, and Statement of Financial Accounting No. 167 (“FAS 167), Amendments to FASB Interpretation No. 46(R), which change the way entities account for securitizations and special purpose entities.

FAS 166 is a revision of FASB Statement of Financial Accounting No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. FAS 166 also eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures.

FAS 167 is a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.

Both FAS 166 and FAS 167 will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reports thereafter. Earlier application is prohibited. The recognition and measurement provisions of FAS 166 shall be applied to transfers that occur on or after the effective date. The Company will adopt both FAS 166 and FAS 167 on January 1, 2010. The Company does not expect the implementation to have a material impact on its consolidated financial statements.

On June 29, 2009, the FASB issued Statement of Financial Accounting No. 168 (“FAS 168”), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162. FAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied to nongovernmental entities in the preparation of financial statements in conformity with US GAAP. FAS 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities. On the effective date, all non-SEC accounting and reporting standards will be superseded. The Company will adopt FAS 168 for the quarterly period ended September 30, 2009, and adoption is not expected to have a material impact on the Company’s financial statements.

3.	EARNINGS PER SHARE

Earnings Per Share - Basic earnings per share is determined by dividing net income for the period by the weighted average number of common shares. Diluted earnings per share considers the potential effects of the exercise of the outstanding stock options under the Company’s Stock Option Plans.

The following reflects earnings per share calculations for basic and diluted methods:

	3 Months Ended June 30,		6 Months Ended June 30,
	2009	2008	2009	2008

Net income (loss) available to comon shareholders	$(72,824)	$423,781	$428,425	$787,149

Basic potential common shares:
Weighted average shares outstanding	1,920,817	1,987,904	1,933,790	1,987,517

Diluted potential common shares:
Stock option equivalents	—	2,358	—	2,263
Diluted average shares outstanding	1,920,817	1,990,262	1,933,790	1,989,780

Basic earnings (loss) per share	$(0.04)	$0.21	$0.22	$0.40

Diluted earnings (loss) per share	$(0.04)	$0.21	$0.22	$0.40

Stock options for 34,445 shares of common stock were not considered in computing diluted earnings per share for the three and six month periods ended June 30, 2009, as they were anti-dilutive. Stock options for 5,600 shares of common stock were not considered in computing diluted earnings per share for the three and six month periods ending June 30, 2008 as they were anti-dilutive.

4.	LOAN PORTFOLIO COMPOSITION

At June 30, 2009 and December 31, 2008, the composition of the Company’s loan portfolio is shown below.

	June 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate loans:
One-to-four family residential	$40,333	22.4%	$46,807	25.6%
Commercial and agricultural	60,274	33.4	56,516	30.9
Multi-family residential	4,424	2.4	4,518	2.5
Total real estate loans	105,031	58.2	107,841	59.0
Commercial and agricultural business loans	36,964	20.5	35,356	19.3
Consumer loans:
Home equity/home improvement	28,437	15.8	30,002	16.4
Automobile	6,039	3.3	5,842	3.2
Other	6,503	3.6	5,950	3.2
Total consumer loans	40,979	22.7	41,794	22.8
Total loans receivable	182,974	101.4	184,991	101.1

Less:
Net deferred loan fees, premiums and discounts	92	—	109	—
Allowance for loan losses	2,464	1.4	1,934	1.1
Total loans receivable, net	$180,418	100.0%	$182,948	100.0%

          Activity in the allowance for loan losses was as follows:

	June 30, 2009	June 30, 2008
	(In thousands)
Balance, beginning of year	$1,934	$1,766
Provision charged to expense	1,900	60
Losses charged off, net of recoveries of $13 and $13 for June 30, 2009 and 2008	(1,370)	(49)
Balance, end of period	$2,464	$1,777

5.	INVESTMENTS

The amortized cost and approximate fair value of securities, all of which are classified as available-for-sale, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
June 30, 2009:
U.S. government agencies	$9,557,766	$126,101	$(17,659)	$9,666,208
Mortgage-backed securities	48,334,017	254,322	(205,443)	48,382,896
State and political subdivisions	27,788,374	175,697	(391,419)	27,572,652
	$85,680,157	$556,120	$(614,521)	$85,621,756

December 31, 2008:
U.S. government agencies	$19,472,065	$361,545	$—	$19,833,610
Mortgage-backed securities	27,384,188	410,931	—	27,795,119
State and political subdivisions	30,066,572	283,150	(544,399)	29,805,323
	$76,922,825	$1,055,626	$(544,399)	$77,434,052

The amortized cost and fair value of available-for-sale securities at June 30, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Within one year	$—	$—
One to five years	4,570,403	4,631,360
Five to ten years	20,328,131	20,267,246
After ten years	12,447,606	12,340,254
	37,346,140	37,238,860
Mortgage-backed securities	48,334,017	48,382,896
	$85,680,157	$85,621,756

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $40,240,588 at June 30, 2009 and $43,048,336 at December 31, 2008.

The book value of securities sold under agreement to repurchase amounted to $4,953,711 at June 30, 2009 and $7,633,079 at December 31, 2008.

Gross gains of $392,651 and $188 and gross losses of $0 resulting from sales of available-for-sale securities were realized during the six months ended June 30, 2009 and 2008, respectively.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2009 was $45,156,509, which is approximately 53% of the Company’s available-for-sale investment portfolio.

Management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following table shows the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position, at June 30, 2009.

	Less Than Twelve Months		Twelve Months or More		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

State and political subdivisions	$(251,214)	$12,268,153	$(140,205)	$2,872,485	$(391,419)	$15,140,638
U.S. government and agencies	(17,659)	2,530,218	—	—	(17,659)	2,530,218
Subtotal	(268,873)	14,798,371	(140,205)	2,872,485	(409,078)	17,670,856

Mortgage-backed securities	(205,443)	27,485,653	—	—	(205,443)	27,485,653
Total	$(474,316)	$42,284,024	$(140,205)	$2,872,485	$(614,521)	$45,156,509

The unrealized losses on the Company’s investments in state and political subdivisions, U.S. government agencies, and mortgage-backed securities were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2009.

6.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related taxes were as follows:

	June 30, 2009	June 30, 2008
Net unrealized loss on securities available-for-sale	$(176,978)	$(1,868,165)
Less reclassification adjustment for realized gains included in income	392,651	188
Other comprehensive loss before tax effect	(569,629)	(1,868,353)
Tax benefit	193,674	635,240
Other comprehensive loss	$(375,955)	$(1,233,113)

The components of accumulated other comprehensive loss, included in stockholders’ equity, are as follows:

	June 30, 2009	June 30, 2008
Net unrealized loss on securities available-for-sale	$(58,401)	$(1,956,438)
Tax effect	19,856	665,189
Net-of-tax amount	$(38,545)	$(1,291,249)

7.	DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES

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

Following is a description of the inputs and valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Available-for-Sale Securities – The fair value of available-for-sale securities are determined by various valuation methodologies. Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. The Company has no Level 1 securities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Level 2 securities include certain U.S. agency bonds, collateralized mortgage and debt obligations, and certain municipal securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include certain residual municipal securities and other less liquid securities. The Company does not have any securities classified as Level 3.

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at June 30, 2009 and December 31, 2008.

June 30, 2009	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$85,621,756	$—	$85,621,756	$—

December 31, 2008	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$77,434,052	$—	$77,434,052	$—

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

The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at June 30, 2009 and December 31, 2008.

June 30, 2009		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$1,750,372	$—	$—	$1,750,372
Mortgage servicing rights	776,445	—	—	776,445

December 31, 2008		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$972,797	$—	$—	$972,797
Mortgage servicing rights	545,494	—	—	545,494

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value.

Cash and Cash Equivalents and Federal Home Loan Bank Stock – The carrying amount approximates fair value.

Available-for-sale Securities – Fair values equal quoted market prices, if available. If quoted market prices are not available, fair value is estimated based upon quoted market process of similar securities.

Other Investments – The carrying amount approximates fair value.

Loans Held for Sale – For homogeneous categories of loans, such as mortgage loans held for sale, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics.

Loans – The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Loans with similar characteristics were aggregated for purposes of the calculations. The carrying amount of accrued interest approximates its fair value.

Deposits – Deposits include demand deposits, savings accounts, NOW accounts and certain money market deposits. The carrying amount approximates fair value. The fair value of fixed-maturity time deposits is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities.

Short-term Borrowings, Federal Home Loan Bank Advances, Interest Payable and Advances From Borrowers for Taxes and Insurance – The carrying amount approximates fair value.

Commitments to Originate Loans, Letters of Credit, and Lines of Credit – The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.

The following table presents estimated fair values of the Company’s financial instruments in accordance with FAS 107 not previously disclosed as of June 30, 2009 and December 31, 2008.

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and cash equivalents	$8,603,689	$8,603,689	$7,145,288	$7,145,288
Available-for-sale securities	85,621,756	85,621,756	77,434,052	77,434,052
Other investments	222,695	222,695	240,321	240,321
Loans, held for sale	831,049	831,049	1,388,284	1,388,284
Loans, net of allowance for loan losses	180,417,707	178,315,485	182,948,292	181,308,061
Federal Home Loan Bank stock	1,108,606	1,108,606	1,108,606	1,108,606
Interest receivable	2,460,559	2,460,559	2,344,502	2,344,502
Financial Liabilities
Deposits	256,465,436	260,206,614	238,151,228	240,721,801
Short-term borrowings	4,953,711	4,953,711	7,633,079	7,633,079
Federal Home Loan Bank advances	5,000,000	5,015,020	13,500,000	13,593,469
Advances from borrowers for taxes and insurance	893,278	893,278	445,077	445,077
Interest payable	836,370	836,370	925,661	925,661
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—

8.	FEDERAL HOME LOAN BANK STOCK

The Company owns approximately $1.1 million of Federal Home Loan Bank of Chicago (“FHLB”) stock. During the third quarter of 2007, the FHLB received a Cease and Desist Order from their regulator, the Federal Housing Finance Board. The order prohibits capital stock repurchases and redemptions until a time to be determined by the Federal Housing Finance Board. The FHLB will continue to provide liquidity and funding through advances. With regards to dividends, the FHLB will continue to assess their dividend capacity each quarter and make appropriate requests for approval. Management performed an analysis and deemed the investment in FHLB stock was not other-than-temporarily impaired as of June 30, 2009 or December 31, 2008.

9.	MORTGAGE SERVICING RIGHTS

Activity in the balance of mortgage servicing rights, measured using the amortization method, for the six month period ending June 30, 2009 and the year ended December 31, 2008 was as follows:

	June 30, 2009	December 31, 2008
Balance, beginning of year	$545,494	$965,679
Servicing rights capitalized	290,303	204,248
Amortization of servicing rights	(261,905)	(196,403)
Change in valuation allowance	202,553	(428,030)
Balance, end of period	$776,445	$545,494

Activity in the valuation allowance for mortgage servicing rights for the six month period ending June 30, 2009 and the year ended December 31, 2008 was as follows:

	June 30, 2009	December 31, 2008
Balance, beginning of year	$428,030	$—
Additions	—	428,030
Reductions	(202,553)	—
Balance, end of period	$225,477	$428,030

10.	INCOME TAXES

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense for the six months ended June 30, 2009 and 2008 is shown below.

	June 30, 2009	June 30, 2008
Computed at the statutory rate (34%)	$97,967	$334,065
Increase (decrease) resulting from
Tax exempt interest	(186,068)	(123,949)
State income taxes, net	3,338	25,879
Increase in cash surrender value	(30,805)	(25,956)
Other, net	(24,718)	(14,644)

Actual tax expense (benefit)	$(140,286)	$195,395

11.	COMMITMENTS AND CONTINGENCIES

The Company is a defendant in legal actions arising from normal business activities. Management, after consultation with legal counsel, believes that the resolution of these actions will not have any material adverse effect on the Company’s consolidated statements of financial condition or results of operations.

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

12.	SUBSEQUENT EVENTS

Subsequent events have been evaluated through August 4, 2009, which is the date the financial statements were issued.

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

Mortgage Servicing Rights - Mortgage servicing rights are very sensitive to movements in interest rates as expected future net servicing income depends on the projected outstanding principal balances of the underlying loans, which can be greatly reduced by prepayments. Prepayments usually increase when mortgage interest rates decline and decrease when mortgage interest rates rise. Mortgage servicing rights are also sensitive to the level of delinquent and nonperforming loans which impair the receipt of net servicing income.

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

Federal Deposit Insurance Corporation Insurance Coverage

As with all banks insured by the Federal Deposit Insurance Corporation (“FDIC”), the Company’s depositors are protected against the loss of their insured deposits by the FDIC. The FDIC recently made two changes to the rules that broadened the FDIC insurance. On October 3, 2008, the FDIC temporarily increased basic FDIC insurance coverage from $100,000 to $250,000 per depositor until December 31, 2009. On May 20, 2009, the increased coverage levels were extended to December 31, 2013. In addition, on October 14, 2008 the FDIC instituted a Temporary Liquidity Guaranty Program (“TLGP”) which provides full deposit coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount. The FDIC defines a “non-interest bearing transaction account” as a transaction account on which the insured depository institution pays no interest and does not reserve the right to require advance notice of intended withdrawals. This coverage is over and above the $250,000 in coverage otherwise provided to a customer.

The Company has chosen to participate in the TLGP. The additional cost of this program, assessed on a quarterly basis, is a 10 basis point annualized surcharge (2.5 basis points quarterly) on balances in non-interest bearing transaction accounts that exceed $250,000. The Company does not believe this amount will have a material effect on its consolidated financial statements.

Financial Condition

June 30, 2009 Compared to December 31, 2008

Total assets increased $7.4 million to $295.7 million at June 30, 2009 from $288.3 million at December 31, 2008. Net loans decreased $2.5 million to $180.4 million at June 30, 2009. Available-for-sale investment securities decreased $12.4 million primarily due to $12.5 million in calls of U.S. agency bonds and $9.8 million in sales of investment securities. Mortgage-backed securities increased $20.6 million during this same time frame, mostly due to the reinvestment of funds from investment calls and sales. The reinvestment of the net proceeds from investments into mortgage-backed securities reflects management’s decision to restructure a portion of the investment portfolio into lower risk-weighted securities. Cash and cash equivalents increased $1.5 million, mostly comprised of a $3.0 million increase in federal funds sold, due to deposit growth and the timing of investment cash flows. Deposits grew $18.3 million during the first half of 2009. Other borrowings decreased $11.2 million primarily due to the repayment of $8.5 million in advances from the Federal Home Loan Bank during the first quarter of 2009.

Stockholders’ equity decreased $566,000 to $23.7 million at June 30, 2009. Changes in stockholders’ equity include net income of $428,000, offset by the payment of $132,000 in dividends and a $376,000 increase in unrealized losses, net of tax, on available-for-sale securities. The change in unrealized gains or losses on available-for-sale securities results from market conditions and, therefore, can fluctuate daily. Stockholders’ equity was also affected by the purchase of $486,000 in treasury stock during the first quarter of 2009.

Results of Operations

Comparison of Operating Results for the Three Months Ended June 30, 2009 and 2008

General: The Company reported a net loss for the three months ended June 30, 2009, of $(73,000), or $(0.04) per share of common stock, basic and diluted, compared to net income of $424,000, or $0.21 per share of common stock, basic and diluted, for the three months ended June 30, 2008. The Company’s results were adversely impacted by losses associated with one commercial loan, which resulted in the Company establishing $1.6 million in provisions for loan losses during the second quarter of 2009. Notwithstanding the deterioration in this one commercial credit, the Company’s core operations continue to improve. The loss reflects increases of $1.5 million in the provision for loan losses and $59,000 in other expenses, partially offset by increases of $278,000 in net interest income and $447,000 in other income and a decrease of $357,000 in income taxes. The Company’s operations have benefited from the steepening of the yield curve, as lower short-term market rates of interest resulted in our deposits repricing faster than our loans, which have yields tied to longer-term rates.

Interest Income: Total interest income for the three months ended June 30, 2009 decreased $324,000 from the same period of 2008. The decrease in interest income reflects decreases in interest income of $18,000 from loans, $113,000 from investment securities, $105,000 from mortgage-backed securities, and $88,000 from other interest-earning assets.

Interest income on loans decreased $18,000 primarily due to a decrease in the average yield to 6.28% during the second quarter of 2009 from 6.69% during the second quarter of 2008. The 41 basis point decrease, primarily reflecting a decrease in market rates, was partially offset by an increase of $10.3 million in the average balance of the loan portfolio to $184.8 million during this same time frame. The increase in the average balance of the portfolio is primarily due to an increase in the commercial real estate portion of the loan portfolio.

The $113,000 decrease in interest income on investment securities reflects a decrease of $11.4 million in the average balance of the portfolio to $40.5 million during the second quarter of 2009, compared to the second quarter of 2008. The decrease in the average balance is primarily due to calls of U.S. agency securities, which were reinvested into tax-free municipal bonds and U.S. agency mortgage-backed securities. The average yield of investment securities decreased 4 basis points to 3.79% during the second quarter of 2009. This reported yield does not reflect the benefit of the higher tax-equivalent yield of our municipal bonds, which is reflected in income tax expense.

Interest income on mortgage-backed securities decreased $105,000 during the second quarter of 2009 compared to the first quarter of 2008. The decreased interest income on mortgage-backed securities reflects a decrease in the average yield to 3.20% from 4.78% during the second quarters of 2009 and 2008, respectively. The decrease in the average yield is primarily due to accelerated premium amortization resulting from higher prepayment speeds on the mortgage-backed securities. The decrease in the average yield was partially offset by an increase of $4.4 million in the average balance of mortgage-backed securities to $40.0 million during the second quarter of 2009.

Interest income on other interest-earning assets, which consist of interest-earning deposit accounts and federal funds sold, decreased $88,000 during the second quarter of 2009 primarily due to a 207 basis point decrease in the average yield. The average yield of these other interest-earning assets decreased to 0.15% during the second quarter of 2009 from 2.22% during the second quarter of 2008, reflecting the decrease in short-term market rates of interest. The average balance of these accounts decreased $5.6 million to $11.0 million for the three months ended June 30, 2009 compared to the same period of 2008.

Interest Expense: Total interest expense for the three months ended June 30, 2009 decreased $602,000 compared to the three months ended June 30, 2008. The lower interest expense was due to decreases of $473,000 in the cost of deposits and $129,000 in interest expense on borrowed funds.

The decrease in the cost of deposits is primarily due to a decrease in the average rate paid, which decreased to 2.36% during the second quarter of 2009 from 3.20% during the second quarter of 2008. The 84 basis point decline reflects the decrease in short-term market rates during 2008. The decrease in the average cost was partially offset by an increase of $3.3 million in the average balance of deposits during this same time frame. The increase primarily reflects increases in savings and money market accounts.

Interest paid on borrowed funds decreased $129,000 primarily due to a 273 basis point decrease in the average rate. The average rate paid on borrowed funds decreased to 0.86% during the second quarter of 2009 compared to 3.59% during the second quarter of 2008, reflecting the decrease in market rates. The average balance of borrowed funds also decreased $6.2 million to $10.9 million during the second quarter of 2009, primarily due to a $5.0 million decrease in advances from the Federal Home Loan Bank.

Provision for Loan Losses: The provision for loan losses is determined by management as the amount needed to replenish the allowance for loan losses, after net charge-offs have been deducted, to a level considered adequate to absorb inherent losses in the loan portfolio, in accordance with accounting principles generally accepted in the United States of America.

The allowance for loan losses increased $530,000 to $2.5 million at June 30, 2009 from $1.9 million at December 31, 2008. The increase is the result of the provision for loan losses exceeding net charge-offs during 2009. Provisions of $1.6 million and $30,000 were made during the second quarter of 2009 and 2008, respectively. Net charge-offs increased to $1.4 million during the second quarter of 2009 compared to net charge-offs of $23,000 during the second quarter of 2008. The increase in the provision and net charge-offs during the second quarter of 2009 was mostly due to the deterioration of one commercial credit. The increase in the provision reflects a $1.2 million charge-off on this credit during the second quarter, as well as approximately $300,000 in additional allocations made to the allowance for loan losses to absorb any future losses related to this credit.

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

	June 30, 2009	December 31, 2008
	(Dollars in thousands)
Non-accruing loans:
One-to-four family residential	$633	$445
Commercial and agricultural real estate	30	34
Multi-family residential	141	152
Commercial and agricultural business	1,168	48
Home equity/Home improvement	371	318
Automobile	20	3
Other consumer	3	5
Total	$2,366	$1,005

Accruing loans delinquent more than 90 days:
One-to-four family residential	$—	$163
Commercial and agricultural real estate	—	18
Other consumer	1	5
Total	$1	$186

Foreclosed assets:
One-to-four family residential	$318	$565
Commercial and agricultural real estate	204	204
Automobiles	—	9
Total	$522	$778

Total nonperforming assets	$2,889	$1,969

Total as a percentage of total assets	0.98%	0.68%

The increase in commercial and agricultural business non-accruing loans is mostly due to the nonperforming status of the commercial credit discussed above. The addition of this credit contributed $861,000 of the $920,000 increase in nonperforming assets during the first half of 2009. The following table shows the aggregate principal amount of potential problem credits on the Company’s watch list at June 30, 2009 and December 31, 2008. All non-accruing loans are automatically placed on the watch list.

	June 30, 2009	December 31, 2008
	(In thousands)
Special Mention credits	$5,246	$7,369
Substandard credits	6,339	2,388
Total watch list credits	$11,585	$9,757

While substandard credits have increased $4.0 million, the net increase in watch list credits equals $1.8 million during 2009. The nonperforming commercial credit of $861,000 discussed above and the $451,000 of related personal debt of the guarantor, which is performing, account for $1.3 million of the increase in substandard credits. The remainder of the increase in substandard credits reflects the downgrade of three commercial lines from special mention to substandard during the quarter. The net increase in watch list credits also includes the addition of several borrowers who are performing as agreed, but have been added to the watch list by management for additional monitoring.

Other Income: Total other income for the three months ended June 30, 2009 increased $447,000 from the comparable period in 2008. The increase in other income is primarily attributable to increases of $333,000 in gains on sales of securities and $213,000 in net income from mortgage banking operations, partially offset by a decrease of $100,000 in commission income. The increase in gains on sales of securities reflects the sale of $20.7 million in securities during the second quarter, in order to realize the gains and restructure a portion of the portfolio into lower risk-weighted investments. The increase in mortgage banking income is due to a higher volume of loan sales to the secondary market and an increase in the net capitalization of mortgage servicing rights. The decrease in commission income is due to reduced brokerage activity, which reflects current market conditions.

Other Expenses: Total other expenses for the three months ended June 30, 2009 increased $59,000 from the same period in 2008. The increase in other expenses reflects an increase of $219,000 in FDIC deposit insurance premium assessments, partially offset by a $91,000 recovery in the impairment of mortgage servicing rights and a decrease of $37,000 in data processing expense. The increase in FDIC premiums reflects the higher assessment rates for 2009 and approximately $145,000 related to the second quarter FDIC special assessment.

Income Taxes: The provision for income taxes decreased $357,000 during the three months ended June 30, 2009, compared to the three months ended June 30, 2008 and resulted in an income tax benefit for 2009. The income tax benefit reflects a decrease in taxable income due to lower income and an increase in the benefit of tax-exempt investment income.

Comparison of Operating Results for the Six Months Ended June 30, 2009 and 2008

General: The Company reported net income for the six months ended June 30, 2009, of $428,000, or $0.22 per share, basic and diluted, compared to net income of $787,000, or $0.40 per share, basic and diluted, for the six months ended June 30, 2008. Net income decreased $359,000 during the six months ended June 30, 2009 compared to the same period of 2008, primarily due to increases of $1.8 million in the provision for loan losses and $135,000 in other expenses. The impact of the provision was partially offset by increases of $725,000 in net interest income and $556,000 in other income and a decrease of $336,000 in income taxes.

Interest Income: Total interest income decreased $606,000 during the six months ended June 30, 2009, compared to the same period in 2008. The decrease in interest income was due to decreases of $140,000 from loans, $191,000 from investment securities, $72,000 from mortgage-backed securities, and $203,000 from other investments.

The decrease of $140,000 in interest income on loans was primarily due to a decrease in the average yield of the loan portfolio, partially offset by an increase in the average balance. The average yield of the loan portfolio decreased 46 basis points to 6.37% from 6.83% for the six months ended June 30, 2009 and 2008, respectively. The average balance of loans increased $8.4 million to $184.7 million during the first six months of 2009. The increase in the average balance of loans is primarily due to an increase in commercial real estate lending, including participations purchased from other institutions.

The $191,000 decrease in interest income on investment securities reflects a decrease of $10.0 million in the average balance of the portfolio to $43.5 million during the first half of 2009, as compared to the first half of 2008. The decrease in the average balance reflects an increase in calls, a portion of which have been reinvested in tax-free municipal bonds, as well as mortgage-backed securities. The average yield of investment securities increased to 3.88% from 3.87% during the first six months of 2009 and 2008, respectively. This average yield does not reflect the benefit of the higher tax-equivalent yield of our municipal bonds, which is reflected as a reduction in income tax expense.

The $72,000 decrease in interest income on mortgage-backed securities was mostly due to a decrease in the average yield of these securities. The average yield decreased 103 basis points to 3.82% during the first half of 2009, compared to the same period of 2008. The decrease in the average yield is primarily due to accelerated premium amortization resulting from higher prepayment speeds on the mortgage-backed securities. The decrease in the average yield was partially offset by an increase of $4.2 million in the average balance of mortgage-backed securities to $33.9 million during the second half of 2009.

Interest income on other interest-earning assets, which consist of interest-earning deposit accounts and federal funds sold, decreased $203,000 during the second half of 2009 primarily due to a 238 basis point decrease in the average yield. The average yield of these other interest-earning assets decreased to 0.17% from 2.55% during the first six months of 2009 and 2008, respectively, reflecting the decrease in short-term market rates of interest. The average balance of these accounts decreased $6.5 million to $10.1 million for the six months ended June 30, 2009 compared to the same period of 2008.

Interest Expense: Total interest expense decreased $1.3 million for the six months ended June 30, 2009 compared to the same period in 2008. The decrease in interest expense was due to decreases of $1.1 million in the cost of deposits and $224,000 in the cost of borrowed funds.

The $1.1 million decrease in the cost of deposits was primarily due to a decrease in the average rate paid. The average rate paid decreased to 2.44% during the six months ended June 30, 2009 from 3.37% during the six months ended June 30, 2008. The 93 basis point decrease reflects the decrease in short-term market rates of interest. The average balance of deposits decreased during this same time frame to $232.4 million from $234.3 million.

Interest expense on borrowed funds decreased $224,000 primarily due to a 264 basis point decrease in the average rate paid on borrowed funds. The average rate paid decreased to 1.23% from 3.87% during the first six months of 2009 and 2008, respectively, reflecting the decrease in market rates of interest. The average balance also decreased $3.2 million to $12.2 million during the first six months of 2009, primarily due to a $3.8 million decrease in the average balance of advances from the Federal Home Loan Bank. The remainder of the balance consists of securities sold under agreements to repurchase.

Provision for Loan Losses: The provision for loan losses is determined by management as the amount needed to replenish the allowance for loan losses, after net charge-offs have been deducted, to a level considered adequate to absorb probable losses in the loan portfolio, in accordance with accounting principles generally accepted in the United States of America.

	6 Months Ended
	June 30, 2009	June 30, 2008
	(In thousands)
Balance at beginning of period	$1,934	$1,766
Charge-offs:
One-to-four family residential	45	56
Commercial and agricultural real estate	74	—
Commercial and agricultural business	1,203	—
Home equity/home improvement	45	1
Automobile	11	5
Other Consumer	5	—
Total	1,383	62
Recoveries:
One-to-four family residential	1	1
Commercial and agricultural real estate	2	2
Home equity/home improvement	2	2
Automobile	4	4
Other Consumer	4	4
Total	13	13
Net loan charge-offs	1,370	49
Additions charged to operations	1,900	60
Balance at end of period	$2,464	$1,777

The allowance for loan losses increased $530,000 to $2.5 million at June 30, 2009 from December 31, 2008. The increase is the result of the provision for loan losses exceeding net charge-offs. The provision for loan losses increased to $1.9 million during the six months ended June 30, 2009 from $60,000 during the first six months of 2008. Net charge-offs increased to $1.4 million during the first six months of 2008. The increase in the provision during 2009 reflects the losses sustained during the second quarter related to one commercial credit discussed above, as well as the changing mix of the loan portfolio.

Other Income: Total other income for the six months ended June 30, 2009 increased $556,000 from the comparable period in 2008. The increase in other income is primarily attributed to increases of $450,000 in net income from mortgage banking operations and $392,000 in gains on sales of securities, partially offset by a decrease of $263,000 in commission income. The increase in gains on sales of securities reflects the sale of $29.0 million in securities during the first half of 2009, in order to realize the gains and restructure a portion of the portfolio into lower risk-weighted investments. The increase in mortgage banking income is due to an increase of $31.0 million in loan sales to the secondary market and an increase in the net capitalization of mortgage servicing rights. The decrease in commission income is due to reduced brokerage activity, which reflects current market conditions.

Other Expense: Total other expense for the six months ended June 30, 2009 increased $135,000 from the same period of 2008. The increase in other expenses reflects an increase of $319,000 in FDIC deposit insurance premium assessments, partially offset by a $91,000 recovery in the impairment of mortgage servicing rights and a decrease of $70,000 in data processing expense. The increase in FDIC premiums reflects the higher assessment rates for 2009 and approximately $145,000 related to the second quarter FDIC special assessment.

Income Taxes: The provision for income taxes decreased $336,000 during the six months ended June 30, 2009, compared to the six months ended June 30, 2008, and resulted in an income tax benefit for 2009. The income tax benefit reflects a decrease in taxable income due to lower income and an increase in the benefit of tax-exempt investment income.

Liquidity and Capital Resources: The Company’s most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company’s operating, financing, and investing activities. At June 30, 2009 and December 31, 2008, cash and cash equivalents totalled $8.6 million and $7.1 million, respectively. The Company’s primary sources of funds include principal and interest repayments on loans (both scheduled and prepayments), maturities and calls of investment securities and principal repayments from mortgage-backed securities (both scheduled and prepayments). During the past twelve months, the most significant sources of funds have been deposit growth, investment calls, sales, and principal payments, and loan sales to the secondary market. These funds have been used for new loan originations and investment purchases.

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

Liquidity management is both a short-term and long-term responsibility of management. The Company adjusts its investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) projected purchases of investment and mortgage-backed securities, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) liquidity of its asset-liability management program. Excess liquidity is generally invested in interest-earning overnight deposits and other short-term U.S. Agency obligations. If the Company requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB. The Company may borrow from the FHLB under a blanket agreement which assigns all investments in FHLB stock as well as qualifying first mortgage loans equal to 150% of the outstanding balance as collateral to secure the amounts borrowed. This borrowing arrangement is limited to a maximum of 30% of the Company’s total assets or twenty times the balance of FHLB stock held by the Company. At June 30, 2009, the Company had outstanding advances of $5.0 million. In addition, the Company had approximately $17.2 million available to it under its FHLB borrowing arrangement.

The Company maintains minimum levels of liquid assets as established by the Board of Directors. The Company’s liquidity ratios at June 30, 2009 and December 31, 2008 were 27.3% and 24.1%, respectively. These ratios represent the volume of short-term liquid assets as a percentage of net deposits and borrowings due within one year.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above. The following table summarizes these commitments at June 30, 2009 and December 31, 2008.

	June 30, 2009	December 31, 2008
	(In thousands)
Commitments to fund loans	$43,101	$50,723
Standby letters of credit	778	774

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined). Management believes, at June 30, 2009, that the Bank meets all its capital adequacy requirements.

Under Illinois law, Illinois-chartered savings banks are required to maintain a minimum core capital to total assets ratio of 3%. The Illinois Commissioner of Savings and Residential Finance (the Commissioner) is authorized to require a savings bank to maintain a higher minimum capital level if the Commissioner determines that the savings bank’s financial condition or history, management or earnings prospects are not adequate. If a savings bank’s core capital ratio falls below the required level, the Commissioner may direct the savings bank to adhere to a specific written plan established by the Commissioner to correct the savings bank’s capital deficiency, as well as a number of other restrictions on the savings bank’s operations, including a prohibition on the declaration of dividends by the savings bank’s board of directors. At June 30, 2009, the Bank’s core capital ratio was 7.03% of total average assets, which exceeded the required amount.

The Bank is also required to maintain regulatory capital requirements imposed by the Federal Deposit Insurance Corporation. The Bank’s actual ratios at June 30, 2009 and the required minimums to be considered adequately capitalized are shown in the table below. In order to be considered well-capitalized, the Bank must maintain: (i) Tier 1 Capital to Average Assets of 5.0%, (ii) Tier 1 Capital to Risk-Weighted Assets of 6.0%, and (iii) Total Capital to Risk-Weighted Assets of 10.0%.

	June 30, 2009	December 31, 2008	Minimum
	Actual	Actual	Required
Tier 1 Capital to Average Assets	7.03%	7.30%	4.00%
Tier 1 Capital to Risk-Weighted Assets	10.09%	10.02%	4.00%
Total Capital to Risk-Weighted Assets	11.29%	10.94%	8.00%

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

The following table sets forth the average balances and interest rates (costs) on the Company’s assets and liabilities during the periods presented.

Consolidated Average Balance Sheet and Interest Rates (Dollars in thousands)
	Three Months Ended June 30,
	2009			2008
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
Interest-earnings assets:
Loans	$184,800	$2,903	6.28%	$174,515	$2,921	6.69%
Investment securities	40,450	383	3.79%	51,846	496	3.83%
Mortgage-backed securities	39,972	320	3.20%	35,545	425	4.78%
Other	10,986	4	0.15%	16,577	92	2.22%
Total interest-earning assets	276,208	3,610	5.23%	278,483	3,934	5.65%

Non-interest earnings assets	22,204			17,795
Total assets	$298,412			$296,278

Interest-bearing liabilities:
Deposits	$237,256	$1,398	2.36%	$233,915	$1,871	3.20%
Other borrowings	10,850	24	0.86%	17,026	153	3.59%
Total interest-bearing liabilities	248,106	1,422	2.29%	250,941	2,024	3.23%

Non-interest bearing liabilities	26,329			22,682
Stockholders’ equity	23,977			22,655

Total liabilities/stockholders’ equity	$298,412			$296,278

Net interest income		$2,188			$1,910
Interest rate spread (average yield earned minus average rate paid)			2.94%			2.42%

Net interest margin (net interest income divided by average interest-earning assets)			3.17%			2.74%

The following table sets forth the changes in rate and changes in volume of the Company’s interest earning assets and liabilities.

Analysis of Volume and Rate Changes (In thousands)
Three Months Ended June 30,
	2009 Compared to 2008 Increase(Decrease) Due to
	Rate	Volume	Net
Interest-earnings assets:
Loans	$(185)	$167	$(18)
Investment securities	(5)	(108)	(113)
Mortgage-backed securities	(153)	48	(105)
Other	(65)	(23)	(88)
Total net change in income on interest-earning assets	(408)	84	(324)

Interest-bearing liabilities:
Deposits	(499)	26	(473)
Other borrowings	(88)	(41)	(129)
Total net change in expense on interest-bearing liabilities	(587)	(15)	(602)

Net change in net interest income	$179	$99	$278

The following table sets forth the average balances and interest rates (costs) on the Company’s assets and liabilities during the periods presented.

Consolidated Average Balance Sheet and Interest Rates (Dollars in thousands)
	Six Months Ended June 30,
	2009			2008
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
Interest-earnings assets:
Loans	$184,658	$5,881	6.37%	$176,240	$6,021	6.83%
Investment securities	43,520	845	3.88%	53,498	1,036	3.87%
Mortgage-backed securities	33,942	649	3.82%	29,731	721	4.85%
Other	10,102	9	0.17%	16,598	212	2.55%
Total interest-earning assets	272,222	7,384	5.42%	276,067	7,990	5.79%

Non-interest earnings assets	23,553			19,393
Total assets	$295,775			$295,460

Interest-bearing liabilities:
Deposits	$232,368	$2,838	2.44%	$234,339	$3,945	3.37%
Other borrowings	12,215	75	1.23%	15,435	299	3.87%
Total interest-bearing liabilities	244,583	2,913	2.38%	249,774	4,244	3.40%

Non-interest bearing liabilities	27,121			23,043
Stockholders’ equity	24,071			22,643

Total liabilities/stockholders’ equity	$295,775			$295,460
Net interest income		$4,471			$3,746
Interest rate spread (average yield earned minus average rate paid)			3.04%			2.39%
Net interest margin (net interest income divided by average interest-earning assets)			3.28%			2.71%

The following table sets forth the changes in rate and changes in volume of the Company’s interest earning assets and liabilities.

Analysis of Volume and Rate Changes (In thousands)
Six Months Ended June 30,
	2009 Compared to 2008 Increase(Decrease) Due to
	Rate	Volume	Net
Interest-earnings assets:
Loans	$(419)	$279	$(140)
Investment securities	3	(194)	(191)
Mortgage-backed securities	(166)	94	(72)
Other	(143)	(60)	(203)
Total net change in income on interest-earning assets	(725)	119	(606)

Interest-bearing liabilities:
Deposits	(1,074)	(33)	(1,107)
Other borrowings	(171)	(53)	(224)
Total net change in expense on interest-bearing liabilities	(1,245)	(86)	(1,331)

Net change in net interest income	$520	$205	$725

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

The following table shows projected results at June 30, 2009 and December 31, 2008 of the impact on net interest income from an immediate change in interest rates, as well as the benchmarks established by the ALCO. The results are shown as a dollar and percentage change in net interest income over the next twelve months.

	Change in Net Interest Income (Dollars in thousands)
	June 30, 2009		December 31, 2008		ALCO Benchmark
Rate Shock:	$ Change	% Change	$ Change	% Change
+ 200 basis points	109	1.05%	(68)	-0.69%	>	(20.00)%
+ 100 basis points	167	1.60%	33	0.34%	>	(12.50)%
- 100 basis points	(232)	-2.23%	95	0.97%	>	(12.50)%
- 200 basis points	(389)	-3.74%	(12)	-0.12%	>	(20.00)%

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

PART II – OTHER INFORMATION

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1.A.	Rick Factors

There have been no material changes in the Company’s risk factors from those disclosed in its annual report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the issuer purchases of equity securities during the prior three months.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased under publicly announced plan	Maximum number of shares that may be purchased under the repurchase plan
April 1 – April 30	—	$—	—	32,308
May 1 – May 31	—	—	—	32,308
June 1 – June 30	—	—	—	32,308

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Company’s annual meeting of stockholders held on April 28, 2009, the following matters were submitted to a vote:

1.	The election of the following persons as directors for a three-year term:

Name	Votes For	Votes Withheld
John L. Eyth	1,828,016	7,090
Richard A. Foss	1,828,016	7,090
John M. Buchanan	1,828,016	7,090

Additional directors, whose terms of office as directors continued after the annual meeting of stockholders, are as follows:

Terms Expiring in 2010	Terms Expiring in 2011
Andrew F. Applebee	Harmon B. Deal, III
Emily J. Osburn	Dean H. Hess
John C. Williams

2.	The ratification of the appointment of BKD, LLP as auditors for the Company for the year ended December 31, 2009.

Votes For	Against	Abstain	Broker Non-Votes
1,831,167	3,328	611	63,460

Item 5.	Other Information

None.

Item 6.	Exhibits

	31.1 -	Certification of the Chief Executive Officer Pursuant to Rule 13a-15(e)/15d-15(e)
	31.2 -	Certification of the Chief Financial Officer Pursuant to Rule 13a-15(e)/15d-15(e)
	32.1 -	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACKSONVILLE BANCORP, INC.
Registrant

Date:	08/04/2009	/s/ Richard A. Foss
Richard A. Foss
President and Chief Executive Officer

/s/ Diana S. Tone
Diana S. Tone
Chief Financial Officer