Form 10-Q
period 2009-09-30
JACKSONVILLE BANCORP INC
filed 2009-11-06
CIK 1172097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 31, 2009, there were 1,920,817 shares (*) of the Registrant’s common stock issued and outstanding.

(*)  As of October 31, 2009, 1,038,738 shares were owned by Jacksonville Bancorp, M.H.C., the Company’s mutual holding company parent.

JACKSONVILLE BANCORP, INC.

FORM 10-Q

September 30, 2009
TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets	1

	Condensed Consolidated Statements of Income	2

	Condensed Consolidated Statement of Stockholders’ Equity	3

	Condensed Consolidated Statements of Cash Flows	4-5

	Notes to the Condensed Consolidated Financial Statements	6-17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-32

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33

Item 4.T	Controls and Procedures	34

PART II	OTHER INFORMATION	35

Item 1.	Legal Proceedings	36
Item 2.	Changes in Securities and Stock Purchases	36
Item 3.	Defaults Upon Senior Securities	36
Item 4.	Submission of Matters to a Vote of Security Holders	36
Item 5.	Other Information	36
Item 6.	Exhibits	36

	Signatures	37

EXHIBITS

	Section 302 Certifications
	Section 906 Certification

PART I – FINANCIAL INFORMATION

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
ASSETS	2009	2008
	(Unaudited)

Cash and cash equivalents	$7,316,015	$7,145,288
Investment securities - available-for-sale	39,229,388	49,638,933
Mortgage-backed securities - available-for-sale	48,161,769	27,795,119
Federal Home Loan Bank stock	1,108,606	1,108,606
Other investment securities	212,645	240,321
Loans receivable - net of allowance for loan losses of $2,715,662 and $1,934,072 as of
September 30, 2009 and December 31, 2008	179,328,424	182,948,292
Loans held for sale, net	914,142	1,388,284
Premises and equipment - net	5,857,601	6,106,746
Cash surrender value of life insurance	4,051,257	3,907,339
Accrued interest receivable	3,024,111	2,344,502
Goodwill	2,726,567	2,726,567
Capitalized mortgage servicing rights, net of valuation allowance of $208,032 and $428,030
as of September 30, 2009 and December 31, 2008	799,314	545,494
Real estate owned	521,392	769,467
Income taxes receivable	563,282	-
Other assets	1,105,679	1,610,376

Total Assets	$294,920,192	$288,275,334

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$253,697,173	$238,151,228
Borrowings	10,089,992	21,133,079
Advance payments by borrowers for taxes and insurance	300,363	445,077
Accrued interest payable	789,777	925,661
Deferred compensation plan	2,758,089	2,576,290
Income taxes payable	-	29,092
Other liabilities	1,660,907	755,467
Total liabilities	269,296,301	264,015,894

Commitments and contingencies

Stockholders' equity

Preferred stock, $0.01 par value - authorized 10,000,000 shares;
none issued and outstanding	-	-

Common stock, $0.01 par value - authorized 20,000,000 shares; issued
1,987,904 shares as of September 30, 2009 and December 31, 2008	19,879	19,879

Additional paid-in capital	6,634,591	6,634,108

Retained earnings	18,035,138	17,268,043

Less: Treasury stock of 67,087 shares and 0 shares, at cost, as of September 30, 2009 and
and December 31, 2008, respectively	(486,381)	-

Accumulated other comprehensive income	1,420,664	337,410
Total stockholders’ equity	25,623,891	24,259,440

Total Liabilities and Stockholders' Equity	$294,920,192	$288,275,334

See accompanying notes to the condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
INTEREST INCOME:
Loans	$2,904,810	$2,974,236	$8,785,949	$8,994,925
Investment securities	356,239	533,201	1,201,070	1,568,827
Mortgage-backed securities	386,763	448,410	1,035,715	1,169,646
Other	1,632	16,210	10,096	228,042
Total interest income	3,649,444	3,972,057	11,032,830	11,961,440
INTEREST EXPENSE
Deposits	1,291,381	1,706,730	4,129,030	5,651,822
Borrowings	22,841	150,193	97,996	448,737
Total interest expense	1,314,222	1,856,923	4,227,026	6,100,559

NET INTEREST INCOME	2,335,222	2,115,134	6,805,804	5,860,881

PROVISION FOR LOAN LOSSES	250,000	105,000	2,150,000	165,000
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	2,085,222	2,010,134	4,655,804	5,695,881

OTHER INCOME:
Trust income	32,090	48,246	121,563	144,993
Commission income	169,826	268,434	490,658	852,442
Service charges on deposit accounts	275,273	218,934	615,897	600,449
Mortgage banking operations, net	107,440	59,420	648,079	150,206
Gains on sales of securities	44,625	1,451	437,276	1,639
Loan servicing fees	91,425	104,151	267,068	269,325
Increase in cash surrender value	44,666	46,211	135,270	120,033
Other	106,478	98,117	308,754	303,105
Total other income	871,823	844,964	3,024,565	2,442,192
OTHER EXPENSES:
Salaries and employee benefits	1,378,940	1,385,115	4,104,259	4,108,260
Occupancy and equipment	264,467	297,311	802,626	850,894
Data processing	95,684	111,117	247,134	332,870
Professional fees	55,490	47,169	158,875	137,166
Postage and office supplies	72,327	74,750	216,367	223,278
FDIC insurance	116,770	11,054	457,046	32,450
Reduction in valuation allowance on mortgage servicing asset	-	-	(91,269)	-
Other	287,028	280,184	810,852	822,213
Total other expenses	2,270,706	2,206,700	6,705,890	6,507,131

INCOME BEFORE INCOME TAXES	686,339	648,398	974,479	1,630,942

INCOME TAXES	149,123	149,601	8,837	344,996

NET INCOME	$537,216	$498,797	$965,642	$1,285,946

NET INCOME PER COMMON SHARE, BASIC	$0.28	$0.25	$0.50	$0.65

NET INCOME PER COMMON SHARE, DILUTED	$0.28	$0.25	$0.50	$0.65

See accompanying notes to unaudited condensed consolidated financial statements

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

					Accumulated
		Additional			Other	Total
	Common	Paid-in	Treasury	Retained	Comprehensive	Stockholders'
(Unaudited)	Stock	Capital	Stock	Earnings	Income	Equity

BALANCE, DECEMBER 31, 2008	$19,879	$6,634,108	$-	$17,268,043	$337,410	$24,259,440

Net Income	-	-	-	965,642	-	965,642

Other Comprehensive Income - change in
net unrealized gains on securities available
for sale, net of tax benefit of $409,366	-	-	-	-	794,652	794,652
Reclassification adjustment for gains
included in net income, net of tax of $148,674	-	-	-	-	288,602	288,602
Comprehensive Income						$2,048,896

Purchase of treasury stock	-	-	(486,381)	-	-	(486,381)
Compensation expense for stock options	-	483	-	-	-	483
Dividends on common stock ($0.225 per share)	-	-	-	(198,547)	-	(198,547)

BALANCE, SEPTEMBER 30, 2009	$19,879	$6,634,591	$(486,381)	$18,035,138	$1,420,664	$25,623,891

See accompanying notes to unaudited condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2009	2008
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$965,642	$1,285,946
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, amortization and accretion:
Premises and equipment	307,298	325,317
Amortization of investment premiums and discounts, net	570,414	56,601
Amortization of intangible assets	-	39,862
Compensation expense related to stock options	483	1,515
Provision for loan losses	2,150,000	165,000
Mortgage banking operations, net	(648,079)	(150,206)
Gains on sales of real estate owned	(10,390)	(12,795)
Gains on sales of securities	(437,276)	(1,639)
Reduction in valuation allowance on mortgage servicing asset	(91,269)	-
Changes in income taxes payable	(592,374)	(48,338)
Changes in other assets and liabilities	63,012	(1,151,335)
Net cash provided by operations before loan sales	2,277,461	509,928
Origination of loans for sale to secondary market	(57,468,221)	(23,342,780)
Proceeds from sales of loans to secondary market	58,427,891	24,131,889
Net cash provided by operating activities	3,237,131	1,299,037

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment and mortgage-backed securities	(76,317,310)	(61,171,234)
Maturity or call of investment securities available-for-sale	16,579,916	46,020,492
Proceeds from sale of investment and mortgage-backed securities	40,159,947	3,874,931
Principal payments on mortgage-backed and investment securities	11,156,171	3,390,580
Proceeds from sale of other real estate owned	276,107	132,298
(Increase) decrease in loans, net	1,463,702	(3,606,628)
Purchase of bank-owned life insurance	-	(549,635)
Proceeds from disposal of premises and equipment	-	32,795
Gains on disposal of premises and equipment	-	(6,517)
Additions to premises and equipment	(58,153)	(271,736)

Net cash used in investing activities	(6,739,620)	(12,154,654)

		(Continued)

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2009	2008
	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$15,545,945	$(7,330,609)
Net increase (decrease) in borrowings	(11,043,087)	13,323,075
Decrease in advance payments by borrowers for taxes and insurance	(144,714)	(91,153)
Purchase of treasury stock	(486,381)	-
Exercise of stock options, including tax benefit	-	11,000
Dividends paid - common stock	(198,547)	(213,566)

Net cash provided by financing activities	3,673,216	5,698,747

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	170,727	(5,156,870)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,145,288	12,175,464

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,316,015	$7,018,594

ADDITIONAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest on deposits	$4,243,314	$5,888,083
Interest on borrowings	119,596	448,087
Income taxes paid	559,000	380,600

NONCASH INVESTING AND FINANCING ACTIVITIES:
Real estate acquired in settlement of loans	$194,666	$144,739
Loans to facilitate sales of real estate owned	188,500	93,625

See accompanying notes to unaudited condensed consolidated financial statements

JACKSONVILLE BANCORP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	FINANCIAL STATEMENTS

The accompanying interim condensed consolidated financial statements include the accounts of Jacksonville Bancorp, Inc. and its wholly-owned subsidiary, Jacksonville Savings Bank (the “Bank”) and its wholly-owned subsidiary, Financial Resources Group, Inc. collectively (the “Company”).  All significant intercompany accounts and transactions have been eliminated.

In the opinion of management, the preceding unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of September 30, 2009 and December 31, 2008 and the results of its operations for the three and nine month periods ended September 30, 2009 and 2008.  The results of operations for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results which may be expected for the entire year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2008 filed as an exhibit to the Company’s Form 10-K filed in March, 2009.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP) and to prevailing practices within the industry.

Certain amounts included in the 2008 consolidated statements have been reclassified to conform to the 2009 presentation.

2.        NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued Accounting Standards Codification (“ASC”) 805 which establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  ASC 805 became effective for acquisitions in fiscal years beginning after December 15, 2008.  The application of ASC 805 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB amended ASC 810, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.”  ASC 810 requires that a noncontrolling interest in a subsidiary be reported separately within equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements.  It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in deconsolidation.  A portion of ASC 810 became effective for fiscal years beginning after December 15, 2008.  The application of ASC 810 did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB amended ASC 815, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.”  ASC 815 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements.  A portion of ASC 815 became effective for fiscal years beginning after November 15, 2008.  The application of ASC 815 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued an accounting standard which amended other-than-temporary impairment (“OTTI”) guidance in GAAP for debt securities by requiring a write-down when fair value is below amortized cost in circumstances where: (1) an entity has the intent to sell a security; (2) it is more likely than not that an entity will be required to sell the security before recovery of its amortized cost basis, or (3) an entity does not expect to recover the entire amortized cost basis of the security.  If an entity intends to sell a security or if it is more likely than not that the entity will be required to sell the security before recovery, an OTTI write-down is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value.  If an entity does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the OTTI write-down is separated into an amount representing credit loss, which is recognized in earnings, and an amount related to all other factors, which is recognized in other comprehensive income.  This accounting standard does not amend existing recognition and measurement guidance related to OTTI write-downs of equity securities.  This accounting standard also extends disclosure requirements related to debt and equity securities to interim reporting periods.  The Company adopted this accounting standard on April 1, 2009.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.  See Note 5 for the disclosures required under this accounting standard, which was subsequently codified into ASC 320, “Investments – Debt and Equity Securities.”

In September 2006, the FASB issued an accounting standard related to fair value measurements, which was effective for the Company on January 1, 2008.  This standard defined fair value, established a framework for measuring fair value, and expanded disclosure requirements about fair value measurements.  On January 1, 2008, the Company adopted this accounting standard related to fair value measurements for the Company’s financial assets and financial liabilities.  The Company deferred adoption of this accounting standard related to fair value measurements for the Company’s nonfinancial assets and nonfinancial liabilities, except for those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009.  The adoption of this accounting standard related to fair value measurements for the Company’s nonfinancial assets and nonfinancial liabilities did not have a material impact on the Company’s consolidated financial statements.  This accounting standard was subsequently codified into ASC 820, “Fair Value Measurements and Disclosures.”

In April 2009, the FASB issued an accounting standard which provided guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and in identifying transactions that are not orderly.  In such instances, the accounting standard provides that management may determine that further analysis of the transactions or quoted prices is required, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value in accordance with GAAP.  The Company adopted this accounting standard on April 1, 2009.  The provisions in this accounting standard were applied prospectively and did not result in significant changes to the Company’s valuation techniques.  Furthermore, the adoption of this accounting standard, which was subsequently codified into ASC 820, “Fair Value Measurements and Disclosures,” is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued an accounting standard related to disclosures about the fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements.  The Company adopted this accounting standard in preparing the Consolidated Financial Statements for the period ended June 30, 2009.  As this accounting standard amended only the disclosure requirements about fair value of financial instruments in interim periods, the adoption had no impact on the Company’s consolidated financial statements.  See Note 7 for the disclosures required under this accounting standard, which was subsequently codified into ASC 825, “Financial Instruments.”

On June 30, 2009, the Company adopted the revisions to GAAP accounting standards included in ASC 855, “Subsequent Events,” which provides guidance for disclosing events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The adoption of the revised guidance did not have any effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued an accounting standard which amends current GAAP related to the accounting for transfers and servicing of financial assets and extinguishments of liabilities, including the removal of the concept of a qualifying special-purpose entity from GAAP.  This new accounting standard also clarifies that a transferor must evaluate whether it has maintained effective control of a financial asset by considering its continuing direct or indirect involvement with the transferred financial asset.  This accounting standard is effective for financial asset transfers occurring after December 31, 2009.  Management has not determined the impact adoption of this accounting standard may have on the Company’s consolidated financial statements.

In June 2009, the FASB issued an accounting standard which will require a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity (“VIE”) for consolidation purposes.  The primary beneficiary of a VIE is the enterprise that has: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits of the VIE that could potentially be significant to the VIE.  This accounting standard is effective for the Company on January 1, 2010.  The adoption of this accounting standard will have no impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued ASU No. 2009-01 (formerly Statement No. 168), “Topic 105 – Generally Accepted Accounting Principles – FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.”  The Codification is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP).  The codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place.  Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants.  The Company adopted this standard for the interim reporting period ending September 30, 2009.  The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

3.	EARNINGS PER SHARE

Earnings Per Share - Basic earnings per share is determined by dividing net income for the period by the weighted average number of common shares.  Diluted earnings per share considers the potential effects of the exercise of the outstanding stock options under the Company’s Stock Option Plans.

The following reflects earnings per share calculations for basic and diluted methods:

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income available to comon shareholders	$537,216	$498,797	$965,642	$1,285,946

Basic potential common shares:
Weighted average shares outstanding	1,920,817	1,987,904	1,929,418	1,987,647

Diluted potential common shares:
Stock option equivalents	-	-	-	934
Diluted average shares outstanding	1,920,817	1,987,904	1,929,418	1,988,581

Basic earnings per share	$0.28	$0.25	$0.50	$0.65

Diluted earnings per share	$0.28	$0.25	$0.50	$0.65

Stock options for 34,445 shares of common stock were not considered in computing diluted earnings per share for the three and nine months ended September 30, 2009, and the three months ended September 30, 2008, as they were anti-dilutive.  Stock options for 5,600 shares of common stock were not considered in computing diluted earnings per share for the nine months ending September 30, 2008 as they were anti-dilutive.

4.	LOAN PORTFOLIO COMPOSITION

At September 30, 2009 and December 31, 2008, the composition of the Company’s loan portfolio is shown below.

	September 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate loans:
One-to-four family residential	$39,657	22.1%	$46,807	25.6%
Commercial and agricultural	60,961	34.0	56,516	30.9
Multi-family residential	4,385	2.4	4,518	2.5
Total real estate loans	105,003	58.5	107,841	59.0
Commercial and agricultural business loans	35,515	19.8	35,356	19.3
Consumer loans:
Home equity/home improvement	28,037	15.6	30,002	16.4
Automobile	6,177	3.5	5,842	3.2
Other	7,392	4.1	5,950	3.2
Total consumer loans	41,606	23.2	41,794	22.8
Total loans receivable	182,124	101.5	184,991	101.1

Less:
Net deferred loan fees, premiums and discounts	80	-	109	-
Allowance for loan losses	2,716	1.5	1,934	1.1
Total loans receivable, net	$179,328	100.0%	$182,948	100.0%

Activity in the allowance for loan losses was as follows:

	September 30, 2009	September 30, 2008
	(In thousands)
Balance, beginning of year	$1,934	$1,766
Provision charged to expense	2,150	165
Losses charged off, net of recoveries of
$19 and $21 for September 30, 2009 and 2008	(1,368)	(43)
Balance, end of period	$2,716	$1,888

5.	INVESTMENTS

The amortized cost and approximate fair value of securities, all of which are classified as available-for-sale, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value
September 30, 2009:
U.S. government agencies	$10,542,686	$129,538	$(1,554)	$10,670,670
Mortgage-backed securities	47,430,924	735,802	(4,957)	48,161,769
State and political subdivisions	27,265,026	1,314,011	(20,319)	28,558,718
	$85,238,636	$2,179,351	$(26,830)	$87,391,157

December 31, 2008:
U.S. government agencies	$19,472,065	$361,545	$-	$19,833,610
Mortgage-backed securities	27,384,188	410,931	-	27,795,119
State and political subdivisions	30,066,572	283,150	(544,399)	29,805,323
	$76,922,825	$1,055,626	$(544,399)	$77,434,052

The amortized cost and fair value of available-for-sale securities at September 30, 2009, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
Within one year	$-	$-
One to five years	3,722,047	3,845,892
Five to ten years	19,641,998	20,317,588
After ten years	14,443,667	15,065,908
	37,807,712	39,229,388
Mortgage-backed securities	47,430,924	48,161,769
	$85,238,636	$87,391,157

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $38,324,000 at September 30, 2009 and $43,048,000 at December 31, 2008.

The book value of securities sold under agreement to repurchase amounted to $5,090,000 at September 30, 2009 and $7,633,000 at December 31, 2008.

Gross gains of $437,276 and $1,639 and gross losses of $0 resulting from sales of available-for-sale securities were realized during the nine months ended September 30, 2009 and 2008, respectively.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at September 30, 2009 was $3,371,000, which is approximately 3.86% of the Company’s available-for-sale investment portfolio.

Management believes the declines in fair value for these securities are temporary.  Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following table shows the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position, at September 30, 2009.

	Less Than Twelve Months		Twelve Months or More		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value

State and political
subdivisions	$(20,319)	$237,472	$-	$-	$(20,319)	$237,472
U.S. government
and agencies	(1,554)	1,498,447	-	-	(1,554)	1,498,447

Subtotal	(21,873)	1,735,919	-	-	(21,873)	1,735,919

Mortgage-backed
securities	(4,957)	1,635,050	-	-	(4,957)	1,635,050

Total	$(26,830)	$3,370,969	$-	$-	$(26,830)	$3,370,969

The unrealized losses on the Company’s investments in state and political subdivisions, U.S. government agencies, and mortgage-backed securities were caused by interest rate increases.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2009.

6.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related taxes were as follows:

	September 30, 2009	September 30, 2008
Net unrealized gain (loss) on securities available-for-sale	$2,078,570	$(1,181,953)
Less reclassification adjustment for realized gains
included in income	437,276	1,639
Other comprehensive income (loss) before tax effect	1,641,294	(1,183,592)
Tax effect	(558,040)	402,421
Other comprehensive income (loss)	$1,083,254	$(781,171)

The components of accumulated other comprehensive loss, included in stockholders’ equity, are as follows:

	September 30, 2009	September 30, 2008
Net unrealized gain (loss) on securities available-for-sale	$2,152,521	$(1,271,677)
Tax effect	(731,857)	432,370
Net-of-tax amount	$1,420,664	$(839,307)

7.	DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES

Effective January 1, 2008, the Company adopted Financial Accounting Standards Board Accounting Standards Codification 820 (“ASC 820”), “Fair Value Measurements.”  ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  ASC 820 has been applied prospectively as of the beginning of the period.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:
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

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fall at September 30, 2009 and December 31, 2008.

September 30, 2009		Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale
securities	$87,391,157	$-	$87,391,157	$-

December 31, 2008		Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale
securities	$77,434,052	$-	$77,434,052	$-

Following is a description of the valuation methodologies used for assets and liabilities measured at fair value on a nonrecurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy.

Impaired Loans – Loans for which it is probable that the Company will not collect all principal and interest due according to the contractual terms are measured for impairment in accordance with the provisions of ASC 310, “Accounting by Creditors for Impairment of a Loan.”  Allowable methods for estimating fair value include using the fair value of the collateral for collateral dependent loans or, where a loan is determined not to be collateral dependent, using the discounted cash flow method.

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

The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fall at September 30, 2009 and December 31, 2008.

September 30, 2009		Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$2,053,925	$-	$-	$2,053,925
Mortgage servicing
rights	799,314	-	-	799,314

December 31, 2008		Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$972,797	$-	$-	$972,797
Mortgage servicing
rights	545,494	-	-	545,494

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

The following table presents estimated fair values of the Company’s financial instruments in accordance with ASC 825 not previously disclosed as of September 30, 2009 and December 31, 2008.

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Cash and cash equivalents	$7,316,015	$7,316,015	$7,145,288	$7,145,288
Available-for-sale securities	87,391,157	87,391,157	77,434,052	77,434,052
Other investments	212,645	212,645	240,321	240,321
Loans, held for sale	914,142	914,142	1,388,284	1,388,284
Loans, net of allowance for loan losses	179,328,424	177,055,825	182,948,292	181,308,061
Federal Home Loan Bank stock	1,108,606	1,108,606	1,108,606	1,108,606
Interest receivable	3,024,111	3,024,111	2,344,502	2,344,502
Financial Liabilities
Deposits	253,697,173	257,161,775	238,151,228	240,721,801
Short-term borrowings	5,089,992	5,089,992	7,633,079	7,633,079
Federal Home Loan Bank advances	5,000,000	5,008,748	13,500,000	13,593,469
Advances from borrowers for taxes
and insurance	300,363	300,363	445,077	445,077
Interest payable	789,777	789,777	925,661	925,661
Unrecognized financial instruments (net
of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

8.	FEDERAL HOME LOAN BANK STOCK

The Company owns approximately $1.1 million of Federal Home Loan Bank of Chicago (“FHLB”) stock.  During the third quarter of 2007, the FHLB received a Cease and Desist Order from their regulator, the Federal Housing Finance Board.  The order prohibits capital stock repurchases and redemptions until a time to be determined by the Federal Housing Finance Board.  The FHLB will continue to provide liquidity and funding through advances.  With regards to dividends, the FHLB will continue to assess their dividend capacity each quarter and make appropriate requests for approval.  Management performed an analysis and deemed the investment in FHLB stock was not other-than-temporarily impaired as of September 30, 2009 or December 31, 2008.

9.	MORTGAGE SERVICING RIGHTS

Activity in the balance of mortgage servicing rights, measured using the amortization method, for the nine month period ending September 30, 2009 and the year ended December 31, 2008 was as follows:

	September 30, 2009	December 31, 2008
Balance, beginning of year	$545,494	$965,679
Servicing rights capitalized	341,460	204,248
Amortization of servicing rights	(307,638)	(196,403)
Change in valuation allowance	219,998	(428,030)
Balance, end of period	$799,314	$545,494

Activity in the valuation allowance for mortgage servicing rights for the nine month period ending September 30, 2009 and the year ended December 31, 2008 was as follows:

	September 30, 2009	December 31, 2008
Balance, beginning of year	$428,030	$-
Additions	-	428,030
Reductions	(219,998)	-
Balance, end of period	$208,032	$428,030

10.	INCOME TAXES

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense for the nine months ended September 30, 2009 and 2008 is shown below.

	September 30, 2009	September 30, 2008
Computed at the statutory rate (34%)	$331,323	$554,520
Increase (decrease) resulting from
Tax exempt interest	(270,715)	(202,016)
State income taxes, net	31,281	51,479
Increase in cash surrender value	(45,992)	(40,811)
Deferred tax on benefit plans	(42,786)	(41,354)
Other, net	5,726	23,178

Actual tax expense	$8,837	$344,996

11.	COMMITMENTS AND CONTINGENCIES

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

Subsequent events have been evaluated through November 5, 2009, which is the date the financial statements were issued.

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

ASC 820, “Fair Value Measurements,” establishes a framework for measuring the fair value of financial instruments that considers the attributes specific to particular assets or liabilities and establishes a three-level hierarchy for determining fair value based upon transparency of inputs to each valuation as of the fair value measurement date.  The three levels are defined as follows:

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

Federal Deposit Insurance Corporation Insurance Coverage

As with all banks insured by the Federal Deposit Insurance Corporation (“FDIC”), the Company’s depositors are protected against the loss of their insured deposits by the FDIC.  The FDIC has made two changes to the rules that broadened the FDIC insurance.  The FDIC increased basic FDIC insurance coverage from $100,000 to $250,000 per depositor until December 31, 2013.  In addition, on October 14, 2008 the FDIC instituted a Temporary Liquidity Guaranty Program (“TLGP”) which provides full deposit coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount.  The FDIC defines a “non-interest bearing transaction account” as a transaction account on which the insured depository institution pays no interest and does not reserve the right to require advance notice of intended withdrawals. This coverage is over and above the $250,000 in coverage otherwise provided to a customer.

The Company has chosen to participate in the TLGP. The additional cost of this program, assessed on a quarterly basis, is a 10 basis point annualized surcharge (2.5 basis points quarterly) on balances in non-interest bearing transaction accounts that exceed $250,000. The Company does not believe this amount will have a material effect on its consolidated financial statements.

On September 29, 2009, the Federal Deposit Insurance Corporation issued a proposed rule pursuant to which all insured depository institutions would be required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012.  Under the proposed rule, this pre-payment would be due on December 31, 2009.  Under the proposed rule, the assessment rate for the fourth quarter of 2009 and for 2010 would be based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 would be equal to the modified third quarter assessment rate plus an additional 3 basis points.  In addition, each institution’s base assessment rate for each period would be calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012.

Recent Developments

A legislative proposal has been introduced that would eliminate the primary federal regulator of Jacksonville Bancorp, MHC and Jacksonville Bancorp, Inc. and require Jacksonville Bancorp, Inc. to become a bank holding company.

The U.S. Treasury Department recently introduced proposed legislation that would significantly change the current bank regulatory system.  The proposal would create a new federal banking regulator, the National Bank Supervisor, and merge the Office of Thrift Supervision, which is the primary federal regulator of Jacksonville Bancorp, MHC and Jacksonville Bancorp, Inc., as well as the Office of the Comptroller of the Currency (the primary federal regulator for national banks) into the new federal bank regulator.

Under this legislation as proposed, Jacksonville Bancorp, Inc. would become a bank holding company subject to regulation and supervision by the Board of Governors of the Federal Reserve System instead of the Office of Thrift Supervision.  As a bank holding company, Jacksonville Bancorp, Inc. may become subject to regulatory capital requirements it would not be subject to as a savings and loan holding company and certain additional restrictions on its activities.  Compliance with new regulations and being supervised by one or more new regulatory agencies could increase our expenses.

Financial Condition

September 30, 2009 Compared to December 31, 2008

Total assets increased $6.6 million to $294.9 million at September 30, 2009 from $288.3 million at December 31, 2008.  Net loans decreased $3.6 million to $179.3 million at September 30, 2009, primarily due to increased loan sales to the secondary market.  Available-for-sale investment securities decreased $10.4 million primarily due to $16.6 million in calls of U.S. agency bonds and $16.7 million in sales of investment securities.  Mortgage-backed securities increased $20.4 million during this same time frame, primarily due to the reinvestment of funds from investment calls and sales.  The reinvestment of the net proceeds from investments into mortgage-backed securities reflects management’s decision to restructure a portion of the investment portfolio into lower risk-weighted securities.  Deposits grew $15.5 million during the first nine months of 2009.  Other borrowings decreased $11.0 million primarily due to the repayment of $8.5 million in advances from the Federal Home Loan Bank during the first quarter of 2009.

Stockholders’ equity increased $1.4 million to $25.6 million at September 30, 2009.  Changes in stockholders’ equity include net income of $966,000, offset by the payment of $199,000 in dividends, and a $1.1 million increase in unrealized gains, net of tax, on available-for-sale securities.  The change in unrealized gains or losses on available-for-sale securities results from market conditions and, therefore, can fluctuate daily.  Stockholders’ equity was also affected by the purchase of $486,000 in treasury stock during the first quarter of 2009.

Results of Operations

Comparison of Operating Results for the Three Months Ended September 30, 2009 and 2008

General:  The Company reported net income for the three months ended September 30, 2009, of $537,000, or $0.28 per share of common stock, basic and diluted, compared to net income of $499,000, or $0.25 per share of common stock, basic and diluted, for the three months ended September 30, 2008.  Net income increased $38,000 due to increases of $220,000 in net interest income and $27,000 in other income, partially offset by increases of $145,000 in provisions for loan losses and $64,000 in other expenses.  During 2009, the Company’s operations have benefited from the steepening of the yield curve, as lower short-term market rates of interest resulted in our deposits and borrowings repricing downward faster and more aggressively than our loans, which have yields tied to longer-term rates.

Interest Income:  Total interest income for the three months ended September 30, 2009 decreased $323,000 from the same period of 2008.  The decrease in interest income reflects decreases in interest income of $69,000 from loans, $177,000 from investment securities, $62,000 from mortgage-backed securities, and $15,000 from other interest-earning assets.

Interest income on loans decreased $69,000 primarily due to a decrease in the average yield to 6.33% during the third quarter of 2009 from 6.68% during the third quarter of 2008.  The 35 basis point decrease was partially offset by an increase of $5.6 million in the average balance of the loan portfolio to $183.6 million during the third quarter of 2009 compared to the third quarter of 2008.  The increase in the average balance of the portfolio is primarily due to an increase in the commercial real estate portion of the loan portfolio.

The $177,000 decrease in interest income on investment securities reflects a decrease of $18.5 million in the average balance of the portfolio to $36.9 million during the third quarter of 2009, compared to the third quarter of 2008.  The decrease in the average balance is primarily due to calls and sales of investment securities, which were partially reinvested into U.S. agency mortgage-backed securities.  The average yield of investment securities equaled 3.86% during the third quarters of 2009 and 2008.  This reported yield does not reflect the benefit of the higher tax-equivalent yield of our municipal bonds, which is reflected in income tax expense.

Interest income on mortgage-backed securities decreased $62,000 during the third quarter of 2009 compared to the third quarter of 2008.  The decreased interest income on mortgage-backed securities reflects a decrease in the average yield to 3.22% from 5.00% during the third quarters of 2009 and 2008, respectively.  The decrease in the average yield is primarily due to accelerated premium amortization resulting from higher prepayments on the mortgage-backed securities.  The decrease in the average yield was partially offset by an increase of $12.1 million in the average balance of mortgage-backed securities to $48.0 million during the third quarter of 2009.

Interest income on other interest-earning assets, which consist of interest-earning deposit accounts and federal funds sold, decreased $15,000 during the third quarter of 2009 primarily due to a 187 basis point decrease in the average yield.  The average yield of these other interest-earning assets decreased to 0.14% during the third quarter of 2009 from 2.01% during the third quarter of 2008, reflecting the decrease in short-term market rates of interest.  The average balance of these accounts increased $1.4 million to $4.6 million for the three months ended September 30, 2009 compared to the same period of 2008.

Interest Expense:  Total interest expense for the three months ended September 30, 2009 decreased $543,000 compared to the three months ended September 30, 2008.  The lower interest expense was due to decreases of $416,000 in the cost of deposits and $127,000 in interest expense on borrowed funds.

The decrease in the cost of deposits is primarily due to a decrease in the average rate paid to 2.18% during the third quarter of 2009 from 3.01% during the third quarter of 2008.  The 83 basis point decline reflects the decrease in short-term market rates during 2008.  The decrease in the average cost was partially offset by an increase of $10.5 million in the average balance of deposits during this same time frame.  The increase primarily reflects increases in savings and money market accounts.

Interest paid on borrowed funds decreased $127,000 primarily due to a 226 basis point decrease in the average rate.  The average rate paid on borrowed funds decreased to 0.93% during the third quarter of 2009 compared to 3.19% during the third quarter of 2008, reflecting the decrease in market rates.  The average balance of borrowed funds also decreased $9.0 million to $9.8 million during the third quarter of 2009, primarily due to a $7.2 million decrease in the average balance of advances from the Federal Home Loan Bank.  The remainder of the balance consists of securities sold under agreements to repurchase.

Provision for Loan Losses:  The provision for loan losses is determined by management as the amount needed to replenish the allowance for loan losses, after net charge-offs have been deducted, to a level considered adequate to absorb inherent losses in the loan portfolio, in accordance with accounting principles generally accepted in the United States of America.

The allowance for loan losses increased $782,000 to $2.7 million at September 30, 2009 from $1.9 million at December 31, 2008.  The increase is the result of the provision for loan losses exceeding net charge-offs during 2009.  The Company recorded net recoveries of $2,000 and $6,000 for the third quarters of 2009 and 2008, respectively.  The provision for loan losses increased to $250,000 during the third quarter of 2009 from $105,000 during the third quarter of 2008.  The $145,000 increase in the provision reflects an increase in the average balance of the loan portfolio, primarily in commercial real estate, and an increase in watch list credits.

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

	September 30, 2009	December 31, 2008
	(Dollars in thousands)
Non-accruing loans:
One-to-four family residential	$560	$445
Commercial and agricultural real estate	242	34
Multi-family residential	137	152
Commercial and agricultural business	781	48
Home equity/Home improvement	381	318
Automobile	13	3
Other consumer	-	5
Total	$2,114	$1,005

Accruing loans delinquent more than 90 days:
One-to-four family residential	$238	$163
Automobile	5	18
Other consumer	14	5
Total	$257	$186

Foreclosed assets:
One-to-four family residential	$318	$565
Commercial and agricultural real estate	203	204
Automobiles	-	9
Total	$521	$778

Total nonperforming assets	$2,892	$1,969

Total as a percentage of total assets	0.98%	0.68%

The increase in commercial and agricultural business non-accruing loans is mostly due to the deterioration of two commercial relationships during the second quarter of 2009.  The nonperforming portion of these two credits contributed $768,000 of the $923,000 increase in nonperforming assets during the first nine months of 2009.  The following table shows the aggregate principal amount of potential problem credits on the Company’s watch list at September 30, 2009 and December 31, 2008.  All non-accruing loans are automatically placed on the watch list.

	September 30, 2009	December 31, 2008
	(In thousands)
Special Mention credits	$5,912	$7,369
Substandard credits	5,778	2,388
Doubtful credits	3	-
Total watch list credits	$11,693	$9,757

While substandard credits have increased $3.4 million, the net increase in watch list credits equals $1.9 million during 2009.  The nonperforming commercial credits of $768,000 discussed above and the $1.3 million of related debt, which is performing, account for $2.1 million of the increase in substandard credits.  The remainder of the increase in substandard credits primarily reflects the downgrade of two commercial lines from special mention to substandard during the second quarter.  The net increase in watch list credits also reflects the addition of several smaller borrowers who are performing as agreed, but have been added to the watch list by management for additional monitoring.

Other Income:  Total other income for the three months ended September 30, 2009 increased $27,000 from the comparable period in 2008.  The increase in other income is primarily attributable to increases of $56,000 in service charges on deposit accounts, $48,000 in net income from mortgage banking operations, and $43,000 in gains on sales of securities, partially offset by a decrease of $99,000 in commission income.  The increase in gains on sales of securities reflects the sale of $11.0 million in securities during the third quarter, in order to realize the gains and restructure a portion of the portfolio into lower risk-weighted investments.  The increase in mortgage banking income is due to a higher volume of loan sales to the secondary market and an increase in the net capitalization of mortgage servicing rights.  The decrease in commission income is due to reduced brokerage activity, which reflects current market conditions.

Other Expenses:  Total other expenses for the three months ended September 30, 2009 increased $64,000 from the same period in 2008.  The increase in other expenses reflects an increase of $106,000 in FDIC deposit insurance premium assessments, partially offset by a decrease of $33,000 in occupancy expense.  The increase in FDIC premiums reflects the higher assessment rates for 2009.  Occupancy expense has benefited from reduced maintenance costs.

Income Taxes:  The provision for income taxes equaled $149,000 during the three months ended September 30, 2009 and 2008.  The income tax expense for the third quarter of 2009 reflects a higher level of income, partially offset by an increase in the benefit of tax-exempt investment income.

Comparison of Operating Results for the Nine Months Ended September 30, 2009 and 2008

General:  The Company reported net income for the nine months ended September 30, 2009, of $966,000, or $0.50 per share, basic and diluted, compared to net income of $1,286,000, or $0.65 per share, basic and diluted, for the nine months ended September 30, 2008.  Net income decreased $320,000 during the nine months ended September 30, 2009 compared to the same period of 2008, primarily due to increases of $2.0 million in the provision for loan losses and $199,000 in other expenses.  The impact on net income from the provision for loan losses was partially offset by increases of $945,000 in net interest income and $582,000 in other income and a decrease of $336,000 in income taxes.

Interest Income:  Total interest income decreased $929,000 during the nine months ended September 30, 2009, compared to the same period in 2008.  The decrease in interest income was due to decreases of $209,000 from loans, $368,000 from investment securities, $134,000 from mortgage-backed securities, and $218,000 from other investments.

The decrease of $209,000 in interest income on loans was primarily due to a decrease in the average yield of the loan portfolio, partially offset by an increase in the average balance.  The average yield of the loan portfolio decreased 42 basis points to 6.36% from 6.78% for the nine months ended September 30, 2009 and 2008, respectively.  The average balance of loans increased $7.5 million to $184.3 million during the first nine months of 2009.  The increase in the average balance of loans is primarily due to an increase in commercial real estate lending, including participations purchased from other institutions.

The $368,000 decrease in interest income on investment securities reflects a decrease of $12.8 million in the average balance of the portfolio to $41.3 million during the first nine months of 2009, as compared to the same period of 2008.  The decrease in the average balance reflects an increase in calls and sales, a portion of which have been reinvested in tax-free municipal bonds and mortgage-backed securities.  The average yield of investment securities increased to 3.88% from 3.87% during the first nine months of 2009 and 2008, respectively.  This average yield does not reflect the benefit of the higher tax-equivalent yield of our municipal bonds, which is reflected as a reduction in income tax expense.

The $134,000 decrease in interest income on mortgage-backed securities was mostly due to a decrease in the average yield of these securities.  The average yield decreased 198 basis points to 3.58% during the first nine months of 2009, compared to the same period of 2008.  The decrease in the average yield is primarily due to accelerated premium amortization resulting from higher prepayments on mortgage-backed securities.  The decrease in the average yield was partially offset by an increase of $10.6 million in the average balance of mortgage-backed securities to $38.6 million during 2009.

Interest income on other interest-earning assets, which consist of interest-earning deposit accounts and federal funds sold, decreased $218,000 during the first nine months of 2009 primarily due to a 234 basis point decrease in the average yield.  The average yield of these other interest-earning assets decreased to 0.16% from 2.50% during the first nine months of 2009 and 2008, respectively, reflecting the decrease in short-term market rates of interest.  The average balance of these accounts decreased $3.9 million to $8.3 million for the nine months ended September 30, 2009 compared to the same period of 2008.

Interest Expense:  Total interest expense decreased $1.9 million for the nine months ended September 30, 2009 compared to the same period in 2008.  The decrease in interest expense was due to decreases of $1.5 million in the cost of deposits and $351,000 in the cost of borrowed funds.

The $1.5 million decrease in the cost of deposits was primarily due to a decrease in the average rate paid.  The average rate paid decreased to 2.35% during the nine months ended September 30, 2009 from 3.25% during the nine months ended September 30, 2008.  The 90 basis point decrease reflects the decrease in short-term market rates of interest.  The average balance of deposits increased $2.2 million during this same time frame to $233.9 million.

Interest expense on borrowed funds decreased $351,000 primarily due to a 247 basis point decrease in the average rate paid on borrowed funds.  The average rate paid decreased to 1.14% from 3.61% during the first nine months of 2009 and 2008, respectively, reflecting the decrease in market rates of interest.  The average balance also decreased $5.1 million to $11.4 million during the first nine months of 2009, primarily due to a $5.0 million decrease in the average balance of advances from the Federal Home Loan Bank.  The remainder of the balance consists of securities sold under agreements to repurchase.

Provision for Loan Losses:  The provision for loan losses is determined by management as the amount needed to replenish the allowance for loan losses, after net charge-offs have been deducted, to a level considered adequate to absorb probable losses in the loan portfolio, in accordance with accounting principles generally accepted in the United States of America.

The following table shows the activity in the allowance for loan losses for the nine months ended September 30, 2009 and 2008.

	9 Months Ended
	September 30, 2009	September 30, 2008
	(In thousands)
Balance at beginning of period	$1,934	$1,766
Charge-offs:
One-to-four family residential	45	56
Commercial and agricultural real estate	74	-
Commercial and agricultural business	1,203	-
Home equity/home improvement	45	-
Automobile	15	5
Other Consumer	5	3
Total	1,387	64
Recoveries:
One-to-four family residential	1	1
Commercial and agricultural real estate	3	3
Home equity/home improvement	3	3
Automobile	5	5
Other Consumer	7	9
Total	19	21
Net loan charge-offs	1,368	43
Additions charged to operations	2,150	165
Balance at end of period	$2,716	$1,888

The allowance for loan losses increased $782,000 to $2.7 million at September 30, 2009 from $1.9 million at December 31, 2008.  The increase is the result of the provision for loan losses exceeding net charge-offs.  The provision for loan losses increased to $2.2 million during the nine months ended September 30, 2009 from $165,000 during the first nine months of 2008.  Net charge-offs increased to $1.4 million during the first nine months of 2009.  The provision for loan losses has been impacted by the deterioration of two commercial relationships.  Losses totaling $1.2 million were recognized during the second quarter and additional reserves of approximately $800,000 have been added to the allowance for loan losses to absorb potential estimated losses related to these two credits.  The remainder of the increase in the provision for loan losses reflects an increase in the average balance of the loan portfolio and an increase in watch list credits.

Other Income:  Total other income for the nine months ended September 30, 2009 increased $582,000 from the comparable period in 2008.  The increase in other income is primarily attributed to increases of $498,000 in net income from mortgage banking operations and $436,000 in gains on sales of securities, partially offset by a decrease of $362,000 in commission income.  The increase in gains on sales of securities reflects the sale of $40.0 million in securities during the first nine months of 2009, in order to realize the gains and restructure a portion of the portfolio into lower risk-weighted investments.  The increase in mortgage banking income is due to a higher volume of sales to the secondary market totaling $58.4 million during 2009 and an increase in the net capitalization of mortgage servicing rights.  The decrease in commission income is due to reduced brokerage activity, which reflects current market conditions.

Other Expense:  Total other expense for the nine months ended September 30, 2009 increased $199,000 from the same period of 2008.  The increase in other expense reflects an increase of $425,000 in FDIC deposit insurance premium assessments, partially offset by a $91,000 recovery in the impairment of mortgage servicing rights and a decrease of $86,000 in data processing expense.  The increase in FDIC premiums reflects the higher assessment rates for 2009 and approximately $137,000 related to the second quarter FDIC special assessment.  The decrease in data processing expense reflects the cost savings realized in a conversion of our core processing system during the third quarter of 2008.

Income Taxes:  The provision for income taxes decreased $336,000 during the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008.  The decrease in income tax expense reflects a decrease in taxable income due to lower income and an increase in the benefit of tax-exempt investment income.

Liquidity and Capital Resources:  The Company’s most liquid assets are cash and cash equivalents.  The levels of these assets are dependent on the Company’s operating, financing, and investing activities.  At September 30, 2009 and December 31, 2008, cash and cash equivalents totalled $7.3 million and $7.1 million, respectively.  The Company’s primary sources of funds include principal and interest repayments on loans (both scheduled repayments and prepayments), maturities and calls of investment securities and principal repayments from mortgage-backed securities (both scheduled repayments and prepayments).  During the past twelve months, the most significant sources of funds have been deposits, investment calls, sales, and principal payments, and loan sales to the secondary market.  These funds have been used for new loan originations and investment purchases.

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

Liquidity management is both a short-term and long-term responsibility of management.  The Company adjusts its investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) projected purchases of investment and mortgage-backed securities, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) liquidity of its asset-liability management program.  Excess liquidity is generally invested in interest-earning overnight deposits and other short-term U.S. Agency obligations.  If the Company requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB.  The Company may borrow from the FHLB under a blanket agreement which assigns all investments in FHLB stock as well as qualifying first mortgage loans equal to 150% of the outstanding balance as collateral to secure the amounts borrowed.  This borrowing arrangement is limited to a maximum of 30% of the Company’s total assets or twenty times the balance of FHLB stock held by the Company.  At September 30, 2009, the Company had outstanding advances of $5.0 million.  In addition, the Company had approximately $17.2 million available to it under its FHLB borrowing arrangement.

The Company maintains minimum levels of liquid assets as established by the Board of Directors.  The Company’s liquidity ratios at September 30, 2009 and December 31, 2008 were 28.0% and 24.1%, respectively.  These ratios represent the volume of short-term liquid assets as a percentage of net deposits and borrowings due within one year.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments.  The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above.  The following table summarizes these commitments at September 30, 2009 and December 31, 2008.

	September 30, 2009	December 31, 2008
	(In thousands)
Commitments to fund loans	$40,286	$50,723
Standby letters of credit	453	774

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined).  Management believes, at September 30, 2009, that the Bank meets all its capital adequacy requirements.

Under Illinois law, Illinois-chartered savings banks are required to maintain a minimum core capital to total assets ratio of 3%.  The Director of the Illinois Department of Financial and Professional Regulation, Division of Banking (the “Director”) is authorized to require a savings bank to maintain a higher minimum capital level if the Director determines that the savings bank’s financial condition or history, management or earnings prospects are not adequate.  If a savings bank’s core capital ratio falls below the required level, the Director may direct the savings bank to adhere to a specific written plan established by the Director to correct the savings bank’s capital deficiency, as well as a number of other restrictions on the savings bank’s operations, including a prohibition on the declaration of dividends by the savings bank’s board of directors.  At September 30, 2009, the Bank’s core capital ratio was 7.26% of total average assets, which exceeded the required amount.

The Bank is also required to maintain regulatory capital requirements imposed by the Federal Deposit Insurance Corporation.  The Bank’s actual ratios at September 30, 2009 and the required minimums to be considered adequately capitalized are shown in the table below.  In order to be considered well-capitalized, the Bank must maintain: (i) Tier 1 Capital to Average Assets of 5.0%, (ii) Tier 1 Capital to Risk-Weighted Assets of 6.0%, and (iii) Total Capital to Risk-Weighted Assets of 10.0%.

	September 30, 2009	December 31, 2008	Minimum
	Actual	Actual	Required
Tier 1 Capital to Average Assets	7.26%	7.30%	4.00%
Tier 1 Capital to Risk-Weighted Assets	10.33%	10.02%	4.00%
Total Capital to Risk-Weighted Assets	11.58%	10.94%	8.00%

Future capital levels may benefit if the Company’s parent company, Jacksonville Bancorp, MHC, continues to waive its right to receive dividends.  The mutual holding company has received approval from its primary regulator, the Office of Thrift Supervision, for such waivers through the quarter ended September 30, 2009.  A request for non-objection has been filed with the OTS to permit the MHC to waive its receipt of dividends through the quarter ended September 30, 2010.

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

Consolidated Average Balance Sheet and Interest Rates
(Dollars in thousands)
	Three Months Ended September 30,
	2009			2008
	Average			Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earnings assets:
Loans	$183,614	$2,904	6.33%	$177,990	$2,974	6.68%
Investment securities	36,869	356	3.86%	55,319	533	3.86%
Mortgage-backed securities	47,973	387	3.22%	35,895	449	5.00%
Other	4,617	2	0.14%	3,221	16	2.01%
Total interest-earning assets	273,073	3,649	5.35%	272,425	3,972	5.83%

Non-interest earnings assets	21,511			20,890
Total assets	$294,584			$293,315

Interest-bearing liabilities:
Deposits	$236,951	$1,291	2.18%	$226,475	$1,707	3.01%
Other borrowings	9,830	23	0.93%	18,814	150	3.19%
Total interest-bearing liabilities	246,781	1,314	2.13%	245,289	1,857	3.03%

Non-interest bearing liabilities	23,144			25,544
Stockholders' equity	24,659			22,482

Total liabilities/stockholders' equity	$294,584			$293,315

Net interest income		$2,335			$2,115

Interest rate spread (average yield earned
minus average rate paid)			3.22%			2.80%

Net interest margin (net interest income
divided by average interest-earning assets)			3.42%			3.11%

The following table sets forth the changes in rate and changes in volume of the Company’s interest earning assets and liabilities.

Analysis of Volume and Rate Changes
(In thousands)
Three Months Ended September 30,
	2009 Compared to 2008
	Increase(Decrease) Due to
	Rate	Volume	Net

Interest-earnings assets:
Loans	$(161)	$92	$(69)
Investment securities	1	(178)	(177)
Mortgage-backed securities	(187)	125	(62)
Other	(20)	5	(15)
Total net change in income on
interest-earning assets	(367)	44	(323)

Interest-bearing liabilities:
Deposits	(492)	76	(416)
Other borrowings	(76)	(51)	(127)
Total net change in expense on
interest-bearing liabilities	(568)	25	(543)

Net change in net interest income	$201	$19	$220

The following table sets forth the average balances and interest rates (costs) on the Company’s assets and liabilities during the periods presented.

Consolidated Average Balance Sheet and Interest Rates
(Dollars in thousands)
	Nine Months Ended September 30,
	2009			2008
	Average			Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earnings assets:
Loans	$184,310	$8,786	6.36%	$176,823	$8,995	6.78%
Investment securities	41,303	1,201	3.88%	54,105	1,569	3.87%
Mortgage-backed securities	38,619	1,036	3.58%	28,042	1,170	5.56%
Other	8,274	10	0.16%	12,139	228	2.50%
Total interest-earning assets	272,506	11,033	5.40%	271,109	11,962	5.88%

Non-interest earnings assets	22,872			23,636
Total assets	$295,378			$294,745

Interest-bearing liabilities:
Deposits	$233,896	$4,129	2.35%	$231,718	$5,652	3.25%
Other borrowings	11,420	98	1.14%	16,561	449	3.61%
Total interest-bearing liabilities	245,316	4,227	2.30%	248,279	6,101	3.28%

Non-interest bearing liabilities	25,603			23,754
Stockholders' equity	24,459			22,712

Total liabilities/stockholders' equity	$295,378			$294,745

Net interest income		$6,806			$5,861

Interest rate spread (average yield earned
minus average rate paid)			3.10%			2.61%

Net interest margin (net interest income
divided by average interest-earning assets)			3.33%			2.88%

The following table sets forth the changes in rate and changes in volume of the Company’s interest earning assets and liabilities.

Analysis of Volume and Rate Changes
(In thousands)
Nine Months Ended September 30,
	2009 Compared to 2008
	Increase(Decrease) Due to
	Rate	Volume	Net

Interest-earnings assets:
Loans	$(580)	$371	$(209)
Investment securities	4	(372)	(368)
Mortgage-backed securities	(494)	360	(134)
Other	(163)	(55)	(218)
Total net change in income on
interest-earning assets	(1,233)	304	(929)

Interest-bearing liabilities:
Deposits	(1,575)	52	(1,523)
Other borrowings	(241)	(110)	(351)
Total net change in expense on
interest-bearing liabilities	(1,816)	(58)	(1,874)

Net change in net interest income	$583	$362	$945

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

The following table shows projected results at September 30, 2009 and December 31, 2008 of the impact on net interest income from an immediate change in interest rates, as well as the benchmarks established by the ALCO.  The results are shown as a dollar and percentage change in net interest income over the next twelve months.

	Change in Net Interest Income
	(Dollars in thousands)
	September 30, 2009		December 31, 2008		ALCO
Rate Shock:	$ Change	% Change	$ Change	% Change	Benchmark
+ 200 basis points	252	2.38%	(68)	-0.69%	> (20.00)%
+ 100 basis points	246	2.33%	33	0.34%	> (12.50)%
- 100 basis points	(317)	-3.00%	95	0.97%	> (12.50)%
- 200 basis points	(480)	-4.54%	(12)	-0.12%	> (20.00)%

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

PART II – OTHER INFORMATION

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1.A.	Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in its annual report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the issuer purchases of equity securities during the prior three months.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased under publicly announced plan	Maximum number of shares that may be purchased under the previously announced repurchase plan
July 1 – July 31	-	$-	-	32,308
August 1 – August 31	-	-	-	32,308
September 1 – September 30	-	-	-	32,308

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

	31.1 -	Certification of the Chief Executive Officer Pursuant to Rule 13a-15(e)/15d-15(e)
	31.2 -	Certification of the Chief Financial Officer Pursuant to Rule 13a-15(e)/15d-15(e)
	32.1 -	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACKSONVILLE BANCORP, INC.
Registrant

Date: 11/05/2009	/s/ Richard A. Foss
Richard A. Foss
President and Chief Executive Officer

/s/ Diana S. Tone
Diana S. Tone
Chief Financial Officer