Form 10-Q
period 2010-03-31
JACKSONVILLE BANCORP INC
filed 2010-05-18
CIK 1172097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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
☐ Yes	☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
☐ Large Accelerated Filer	☐ Accelerated Filer
☐ Non-Accelerated Filer	☒ Smaller Reporting Company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes	☒ No

As of May 14, 2010, there were 1,920,817 shares (*) of the Registrant’s common stock issued and outstanding.

(*)  As of May 14, 2010, 1,038,738 shares were owned by Jacksonville Bancorp, M.H.C., the Company’s mutual holding company parent.

JACKSONVILLE BANCORP, INC.

FORM 10-Q

March 31, 2010
TABLE OF CONTENTS

Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets	1

	Condensed Consolidated Statements of Income	2

	Condensed Consolidated Statement of Stockholders’ Equity	3

	Condensed Consolidated Statements of Cash Flows	4-5

	Notes to the Condensed Consolidated Financial Statements	6-18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-30

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31-32

Item 4.T	Controls and Procedures	33

PART II	OTHER INFORMATION	34

Item 1.	Legal Proceedings
Item 1.A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Removed and Reserved
Item 5.	Other Information
Item 6.	Exhibits

	Signatures	35

EXHIBITS

Section 302 Certifications
Section 906 Certification

PART I – FINANCIAL INFORMATION

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
ASSETS	2010	2009
	(Unaudited)
Cash and cash equivalents	$14,792,417	$15,696,474
Investment securities - available for sale	46,563,366	37,196,298
Mortgage-backed securities - available for sale	36,641,884	40,984,395
Federal Home Loan Bank stock	1,108,606	1,108,606
Other investment securities	146,836	149,902
Loans receivable - net of allowance for loan losses of $2,555,330 and $2,290,001 as of
March 31, 2010 and December 31, 2009	170,668,909	173,683,310
Loans held for sale - net	149,542	814,074
Premises and equipment - net	5,676,830	5,766,858
Cash surrender value of life insurance	4,145,470	4,094,663
Accrued interest receivable	2,071,770	1,988,394
Goodwill	2,726,567	2,726,567
Capitalized mortgage servicing rights, net of valuation allowance of $139,924 and $156,442
as of March 31, 2010 and December 31, 2009	848,475	850,313
Real estate owned	628,672	382,879
Deferred income taxes	764,427	724,139
Income taxes receivable	175,848	269,260
Other assets	2,322,146	2,410,340

Total Assets	$289,431,765	$288,846,472

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits	$255,138,465	$254,700,223
Other borrowings	3,280,319	3,789,453
Advance payments by borrowers for taxes and insurance	852,043	508,356
Accrued interest payable	671,079	734,903
Deferred compensation payable	2,864,456	2,826,227
Other liabilities	1,037,978	1,023,890
Total liabilities	263,844,340	263,583,052

Commitments and contingencies	-	-

Preferred stock, $0.01 par value - authorized 10,000,000 shares;
none issued and outstanding	-	-

Common stock, $0.01 par value - authorized 20,000,000 shares; issued
1,987,904 shares as of March 31, 2010 and December 31, 2009	19,879	19,879

Additional paid-in-capital	6,634,591	6,634,591

Retained earnings	18,832,207	18,399,506

Less: Treasury stock of 67,087 shares, at cost, as of March 31, 2010 and December 31, 2009	(486,381)	(486,381)

Accumulated other comprehensive income	587,129	695,825

Total stockholders' equity	25,587,425	25,263,420

Total Liabilities and Stockholders' Equity	$289,431,765	$288,846,472

See accompanying notes to the unaudited condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)
INTEREST INCOME:
Loans	$2,671,261	$2,977,876
Investment securities	399,634	462,045
Mortgage-backed securities	160,878	329,321
Other	2,449	4,375
Total interest income	3,234,222	3,773,617

INTEREST EXPENSE:
Deposits	1,052,574	1,439,296
Other borrowings	2,180	51,764
Total interest expense	1,054,754	1,491,060

NET INTEREST INCOME	2,179,468	2,282,557

PROVISION FOR LOAN LOSSES	275,000	350,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,904,468	1,932,557

NON-INTEREST INCOME:
Fiduciary activities	42,421	47,527
Commission income	260,943	137,439
Service charges on deposit accounts	231,219	149,097
Mortgage banking operations, net	48,503	281,941
Net realized gains on sales of available-for-sale securities	140,028	59,315
Loan servicing fees	92,608	85,986
Other	135,408	144,276
Total non-interest income	951,130	905,581

NON-INTEREST EXPENSE:
Salaries and employee benefits	1,389,110	1,351,640
Occupancy and equipment	260,035	271,806
Data processing	98,805	73,488
Professional	37,065	42,085
Marketing	28,144	30,808
Postage and office supplies	68,634	76,575
Deposit insurance premium	103,030	106,301
Other	262,800	262,879
Total non-interest expense	2,247,623	2,215,582

INCOME BEFORE INCOME TAXES	607,975	622,556
INCOME TAXES	109,118	121,306

NET INCOME	$498,857	$501,250

NET INCOME PER COMMON SHARE - BASIC	$0.26	$0.26
NET INCOME PER COMMON SHARE - DILUTED	$0.26	$0.26

See accompanying notes to the unaudited condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

					Accumulated
		Additional			Other	Total
	Common	Paid-in	Treasury	Retained	Comprehensive	Stockholders'	Comprehensive
(Unaudited)	Stock	Capital	Stock	Earnings	Income	Equity	Income

BALANCE, DECEMBER 31, 2009	$19,879	$6,634,591	$(486,381)	$18,399,506	$695,825	$25,263,420

Net Income	-	-		498,857	-	498,857	$498,857

Other comprehensive income(loss) - change in
net unrealized gains on securities available-
for-sale, net of taxes of $(103,604)	-	-	-	-	(201,114)	(201,114)	(201,114)
Less: reclassification adjustment for gains
included in net income, net of tax of $47,610	-	-		-	92,418	92,418	92,418
Comprehensive Income						-	$390,161

Dividends ($0.075 per share)	-	-	-	(66,156)	-	(66,156)

BALANCE, MARCH 31, 2010	$19,879	$6,634,591	$(486,381)	$18,832,207	$587,129	$25,587,425

See accompanying notes to unaudited condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$498,857	$501,250
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation, amortization and accretion:
Premises and equipment	92,980	102,146
Amortization of investment premiums and discounts, net	316,339	58,135
Net realized gains on sales of available-for-sale securities	(140,028)	(59,315)
Compensation expense related to stock options	-	240
Provision for loan losses	275,000	350,000
Mortgage banking operations, net	(48,503)	(281,941)
Loss (gain) on sale of real estate owned	3,304	(10,390)
Changes in income taxes payable	93,412	1,842
Changes in assets and liabilities	(41,789)	598,810
Net cash provided by operations before loan sales	1,049,572	1,260,777
Origination of loans for sale to secondary market	(4,178,138)	(32,569,702)
Proceeds from sales of loans to secondary market	4,893,011	32,592,843
Net cash provided by operating activities	1,764,445	1,283,918

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment and mortgage-backed securities	(25,500,252)	(16,269,304)
Maturity or call of investment securities available-for-sale	3,500,000	5,580,000
Sale of investment securities available-for-sale	12,555,212	8,276,567
Principal payments on mortgage-backed and investment securities	4,082,547	1,659,333
Proceeds from sale of real estate owned	94,386	276,107
Net decrease in loans	2,395,918	1,967,375
Additions to premises and equipment	(2,952)	(7,287)

Net cash provided by (used in) investing activities	(2,875,141)	1,482,791

		(Continued)

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Three Months Ended
	March 31,
	2010	2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$438,242	$19,118,107
Net decrease in other borrowings	(509,134)	(10,450,066)
Increase in advance payments by borrowers for taxes and insurance	343,687	256,564
Purchase of treasury stock	-	(486,381)
Dividends paid - common stock	(66,156)	(66,231)

Net cash provided by financing activities	206,639	8,371,993

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(904,057)	11,138,702

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	15,696,474	7,145,288

CASH AND CASH EQUIVALENTS, END OF YEAR	$14,792,417	$18,283,990

ADDITIONAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest on deposits	$1,113,398	$1,420,633
Interest on other borrowings	5,180	73,264
Income taxes paid	-	100,000

NONCASH INVESTING AND FINANCING ACTIVITIES:
Real estate acquired in settlement of loans	$343,483	$-
Loans to facilitate sales of real estate owned	-	188,500

See accompanying notes to unaudited condensed consolidated financial statements

JACKSONVILLE BANCORP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	FINANCIAL STATEMENTS

The accompanying interim condensed consolidated financial statements include the accounts of Jacksonville Bancorp, Inc. and its wholly-owned subsidiary, Jacksonville Savings Bank (the “Bank”) and its wholly-owned subsidiary, Financial Resources Group, Inc. collectively (the “Company”).  All significant intercompany accounts and transactions have been eliminated.

In the opinion of management, the preceding unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of March 31, 2010 and December 31, 2009 and the results of its operations for the three month periods ended March 31, 2010 and 2009.  The results of operations for the three month period ended March 31, 2010 are not necessarily indicative of the results which may be expected for the entire year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2009 filed as an exhibit to the Company’s Form 10-K filed in March, 2010.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP) and to prevailing practices within the industry.

Certain amounts included in the 2009 consolidated statements have been reclassified to conform to the 2010 presentation.

2.	NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” which was codified into ASC Topic 860.  Topic 860 seeks to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  Topic 860 addresses (1) practices that have developed since the issuance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors.  This standard must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  This standard must be applied to transfers occurring on or after the effective date.  We adopted ASC Topic 860 on January 1, 2010, and there was no impact to our financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R) ,” which was codified into ASC Topic 810.  Topic 810 seeks to improve financial reporting by enterprises involved with variable interest entities by addressing (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  We adopted ASC Topic 810 on January 1, 2010, and there was no impact to our financial statements.

In January 2010, the Financial Standards Accounting Board issued Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures About Fair Value Measurements, which added disclosure requirements about transfers in and out of Levels 1 and 2, clarified existing fair value disclosure requirements about the appropriate level of disaggregation, and clarified that a description of valuation techniques and inputs used to measure fair value was required for recurring and nonrecurring Level 2 and Level 3 fair value measurements.  The Company adopted these provisions of the ASU in preparing the Consolidated Financial Statements for the period ended March 31, 2010.  The adoption of these provisions of the ASU, which was subsequently codified into Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures, only affected the disclosure requirements for fair value measurements and as a result had no impact on the Company’s statements of income and condition.  See Note 7 to the Consolidated Financial Statements for the disclosures required by this ASU.

This ASU also requires that Level 3 activity about purchases, sales, issuances, and settlements be presented on a gross basis rather than as a net number as currently permitted.  This provision of the ASU is effective for the Company’s reporting period ending March 31, 2011.  As this provision amends only the disclosure requirements for fair value measurements, the adoption will have no impact on the Company’s statements of income and condition.

3.	EARNINGS PER SHARE

Earnings Per Share - Basic earnings per share is determined by dividing net income for the period by the weighted average number of common shares.  Diluted earnings per share considers the potential effects of the exercise of the outstanding stock options under the Company’s stock option plans.

The following reflects earnings per share calculations for basic and diluted methods:

	Three Months Ended
	March 31,
	2010	2009

Net income available to common shareholders	$498,857	$501,250

Basic average shares outstanding	1,920,817	1,946,906

Diluted potential common shares:
Stock option equivalents	3,559	-
Diluted average shares outstanding	1,924,376	1,946,906

Basic earnings per share	$0.26	$0.26

Diluted earnings per share	$0.26	$0.26

Stock options for 4,500 shares of common stock and 33,345 shares of common stock were not considered in computing diluted earnings per share for the three month periods ending March 31, 2010 and 2009, respectively, because they were anti-dilutive.

4.	LOAN PORTFOLIO COMPOSITION

At March 31, 2010 and December 31, 2009, the composition of the Company’s loan portfolio is shown below.

	March 31, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
Real estate loans:
One-to-four family residential	$38,720,165	22.7%	$38,580,967	22.2%
Commercial and agricultural	54,461,463	31.9	56,650,264	32.6
Multi-family residential	4,304,176	2.5	4,343,531	2.5
Total real estate loans	97,485,804	57.1	99,574,762	57.3
Commercial and agricultural business loans	33,468,425	19.6	34,393,456	19.8
Consumer loans:
Home equity/home improvement	27,261,577	16.0	28,119,373	16.2
Automobile	6,160,782	3.6	6,117,802	3.5
Other	8,849,544	5.2	7,836,674	4.5
Total consumer loans	42,271,903	24.8	42,073,849	24.2
Total loans receivable	173,226,132	101.5	176,042,067	101.3

Less:
Net deferred loan fees, premiums and discounts	1,893	-	68,756	-
Allowance for loan losses	2,555,330	1.5	2,290,001	1.3
Total loans receivable, net	$170,668,909	100.0%	$173,683,310	100.0%

Activity in the allowance for loan losses was as follows:

	March 31, 2010	March 31, 2009

Balance, beginning of year	$2,290,001	$1,934,072
Provision charged to expense	275,000	350,000
Losses charged off, net of recoveries of $36,526
and $7,519 for March 31, 2010 and 2009	(9,671)	(1,605)
Balance, end of period	$2,555,330	$2,282,467

5.	INVESTMENTS

The amortized cost and approximate fair value of securities, all of which are classified as available-for-sale, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
March 31, 2010:
U.S. government and agencies	$15,971,843	$50,306	$(61,188)	$15,960,961
Mortgage-backed securities (government-
sponsored enterprises - residential)	36,066,701	632,483	(57,300)	36,641,884
Municipal bonds	30,277,116	467,407	(142,118)	30,602,405
	$82,315,660	$1,150,196	$(260,606)	$83,205,250

December 31, 2009:
U.S. government and agencies	$9,036,752	$70,820	$(27,556)	$9,080,016
Mortgage-backed securities (government-
sponsored enterprises - residential)	40,428,279	610,634	(54,518)	40,984,395
Municipal bonds	27,661,381	531,363	(76,462)	28,116,282
	$77,126,412	$1,212,817	$(158,536)	$78,180,693

The amortized cost and fair value of available-for-sale securities at March 31, 2010, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
Within one year	$316,037	$317,094
One to five years	7,766,149	7,898,798
Five to ten years	24,489,600	24,613,610
After ten years	13,677,173	13,733,864
	46,248,959	46,563,366
Mortgage-backed securities (government-
sponsored enterprises - residential)	36,066,701	36,641,884
	$82,315,660	$83,205,250

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $27,549,000 at March 31, 2010 and $31,178,000 at December 31, 2009.

The book value of securities sold under agreement to repurchase amounted to $3,280,000 at March 31, 2010 and $3,789,000 at December 31, 2009.

Gross gains of $140,000 and $59,000 and gross losses of $0 resulting from sales of available-for-sale securities were realized during the three months ended March 31, 2010 and 2009, respectively.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at March 31, 2010 was $27,095,000, which is approximately 33% of the Company’s available-for-sale investment portfolio.

Management believes the declines in fair value for these securities are temporary.  Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following table shows the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position, at March 31, 2010.

	Less Than Twelve Months		Twelve Months or More		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value

Municipal bonds	$(142,118)	$9,777,119	$-	$-	$(142,118)	$9,777,119
U.S. government and agencies	(61,188)	8,864,013	-	-	(61,188)	8,864,013
Subtotal	(203,306)	18,641,132	-	-	(203,306)	18,641,132

Mortgage-backed securities
(government sponsored
enterprises - residential)	(57,300)	8,454,016	-	-	(57,300)	8,454,016

Total	$(260,606)	$27,095,148	$-	$-	$(260,606)	$27,095,148

The unrealized losses on the Company’s investments in municipal bonds, U.S. government and agencies, and mortgage-backed securities were caused by interest rate increases.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2010.

6.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related taxes were as follows:

	March 31, 2010	March 31, 2009
Net unrealized gain (loss) on securities available-for-sale	$(24,663)	$135,871
Less reclassification adjustment for realized (gains)
losses included in income	140,028	59,315
Other comprehensive income (loss) before tax effect	(164,691)	76,556
Tax expense (benefit)	55,995	(25,435)
Other comprehensive income (loss)	$(108,696)	$51,121

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	March 31, 2010	March 31, 2009
Net unrealized gain on securities available-for-sale	$889,590	$588,683
Tax effect	(302,461)	(200,152)
Net-of-tax amount	$587,129	$388,531

7.	DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

ASC Topic 820, Fair Value Measurements defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Topic 820 also specifies a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

	Level 1	Quoted prices in active markets for identical assets or liabilities

Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

	Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

Following is a description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy.

Available-for-Sale Securities - Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  The Company has no Level 1 securities.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.  For those investments, the inputs used by the pricing service to determine fair value may include one, or a combination of, observable inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data market research publications are classified within Level 2 of the valuation hierarchy.  Level 2 securities include U.S. Government and agencies, mortgage-backed securities (Government-sponsored enterprises – residential) and municipal bonds.  In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.  The Company did not have securities considered Level 3 as of March 31, 2010.

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2010 and December 31, 2009:

March 31, 2010		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. Government and
agencies	$15,960,961	$-	$15,960,961	$-
Mortgage-backed securities
(Government sponsored
enterprises - residential)	30,602,405	-	30,602,405	-
Municipal bonds	36,641,884	-	36,641,884	-

December 31, 2009		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. Government and
agencies	$9,080,016	$-	$9,080,016	$-
Mortgage-backed securities
(Government sponsored
enterprises - residential)	40,984,395	-	40,984,395	-
Municipal bonds	28,116,282	-	28,116,282	-

Following is a description of the valuation methodologies used for assets and liabilities measured at fair value on a nonrecurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy.

Impaired Loans (Collateral Dependent) - Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured for impairment.  Allowable methods for determining the amount of impairment include estimating fair value using the fair value of the collateral for collateral dependent loans.

If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized.  This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value.

Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method.

Mortgage Servicing Rights - The fair value used to determine the valuation allowance is estimated using discounted cash flow models.  Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the hierarchy.

Foreclosed Assets – Foreclosed assets consist primarily of real estate owned.  Real estate owned acquired through loan foreclosure is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  The adjustment at the time of foreclosure is recorded through the allowance for loan losses.  Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the real estate owned or foreclosed asset could differ from the original estimate and are classified within Level 3 of the fair value hierarchy.  If it is determined the fair value declines subsequent to foreclosure, a valuation allowance is recorded through non-interest expense.  Operating costs associated with the assets after acquisition are also recorded as non-interest expense.  Gains and losses on the disposition of real estate owned and foreclosed assets are netted and posted to non-interest expense.

The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2010 and December 31, 2009:

March 31, 2010		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans
(collateral dependent)	$2,645,461	$-	$-	$2,645,461
Mortgage servicing rights	848,475			848,475
Foreclosed assets	628,672	-	-	628,672

December 31, 2009		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans
(collateral dependent)	$3,145,003	$-	$-	$3,154,003
Mortgage servicing rights	850,313			850,313
Foreclosed assets	382,879	-	-	382,879

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value.

Cash and Cash Equivalents and Federal Home Loan Bank Stock - The carrying amount approximates fair value.

Other Investments - The carrying amount approximates fair value.

Loans Held for Sale - For homogeneous categories of loans, such as mortgage loans held for sale, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics.

Loans - The fair value of loans is estimated by discounting the future cash flows using the market rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  Loans with similar characteristics were aggregated for purposes of the calculations.  The carrying amount of accrued interest approximates its fair value.

Deposits - Deposits include demand deposits, savings accounts, NOW accounts and certain money market deposits.  The carrying amount approximates fair value.  The fair value of fixed-maturity time deposits is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities.

Short-term Borrowings, Interest Payable, and Advances from Borrowers for Taxes and Insurance - The carrying amount approximates fair value.

Federal Home Loan Bank Advances - Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.  Fair value of long-term debt is based on quoted market prices or dealer quotes for the identical liability when traded as an asset in an active market.  If a quoted market price is not available, an expected present value technique is used to estimate fair value.

Commitments to Originate Loans, Letters of Credit, and Lines of Credit - The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.

The following table presents estimated fair values of the Company’s financial instruments at March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Cash and cash equivalents	$14,792,417	$14,792,417	$15,696,474	$15,696,474
Available-for-sale securities	83,205,250	83,205,250	78,180,693	78,180,693
Other investments	146,836	146,836	149,902	149,902
Loans, held for sale	149,542	149,542	814,074	814,074
Loans, net of allowance for loan losses	170,668,909	168,686,394	173,683,310	171,479,887
Federal Home Loan Bank stock	1,108,606	1,108,606	1,108,606	1,108,606
Interest receivable	2,071,770	2,071,770	1,988,394	1,988,394
Financial Liabilities
Deposits	255,138,465	258,223,470	254,700,223	257,948,804
Short-term borrowings	3,280,319	3,280,319	3,789,453	3,789,453
Advances from borrowers for taxes
and insurance	852,043	852,043	508,356	508,356
Interest payable	671,079	671,079	734,903	734,903
Unrecognized financial instruments (net
of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

8.	FEDERAL HOME LOAN BANK STOCK

The Company owns $1,108,606 of Federal Home Loan Bank stock as of March 31, 2010.  The Federal Home Loan Bank of Chicago (FHLB) is operating under a Cease and Desist Order from their regulator, the Federal Housing Finance Board.  The order prohibits capital stock repurchases and redemptions until a time to be determined by the Federal Housing Finance Board.  The FHLB will continue to provide liquidity and funding through advances.  With regard to dividends, the FHLB will continue to assess their dividend capacity each quarter and make appropriate request for approval.  The FHLB did not pay a dividend during 2010 or 2009.  Management performed an analysis and deemed the cost method investment in FHLB stock is ultimately recoverable and therefore not impaired.

9.	MORTGAGE SERVICING RIGHTS

Activity in the balance of mortgage servicing rights, measured using the amortization method, for the three month period ending March 31, 2010 and the year ended December 31, 2009 was as follows:

	March 31, 2010	December 31, 2009
Balance, beginning of year	$850,313	$545,494
Servicing rights capitalized	25,322	391,746
Amortization of servicing rights	(43,678)	(358,515)
Change in valuation allowance	16,518	271,588
Balance, end of period	$848,475	$850,313

Activity in the valuation allowance for mortgage servicing rights for the three month period ending March 31, 2010 and the year ended December 31, 2009 was as follows:

	March 31, 2010	December 31, 2009
Balance, beginning of year	$156,442	$428,030
Additions	-	-
Reductions	(16,518)	(271,588)
Balance, end of period	$139,924	$156,442

10.	INCOME TAXES

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense for the three months ended March 31, 2010 and 2009 is shown below.

	March 31, 2010	March 31, 2009
Computed at the statutory rate (34%)	$206,712	$211,669
Increase (decrease) resulting from
Tax exempt interest	(94,004)	(83,950)
State income taxes, net	25,192	22,163
Increase in cash surrender value	(30,820)	(30,450)
Other, net	2,038	1,874

Actual tax expense	$109,118	$121,306

11.	COMMITMENTS AND CONTINGENCIES

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

Allowance for Loan Losses - The Company believes the allowance for loan losses is the critical accounting policy that requires the most significant judgments and assumptions used in the preparation of the consolidated financial statements.  The allowance for loan losses is a material estimate that is particularly susceptible to significant changes in the near term and is established through a provision for loan losses.  The allowance is based upon past loan experience and other factors which, in management’s judgement, deserve current recognition in estimating loan losses.  The evaluation includes a review of all loans on which full collectibility may not be reasonably assured.  Other factors considered by management include the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions and historical losses on each portfolio category.  In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties, which collateralize loans.  Management uses the available information to make such determinations.  If circumstances differ substantially from the assumptions used in making determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be affected.  While we believe we have established our existing allowance for loan losses in conformity with accounting principles generally accepted in the United States of America, there can be no assurance that regulators, in reviewing the Company’s loan portfolio, will not request an increase in the allowance for loan losses.  Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that increases to the allowance will not be necessary if loan quality deteriorates.

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

ASC Topic 820, Fair Value Measurements, establishes a framework for measuring the fair value of financial instruments that considers the attributes specific to particular assets or liabilities and establishes a three-level hierarchy for determining fair value based upon transparency of inputs to each valuation as of the fair value measurement date.  The three levels are defined as follows:

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

Federal Deposit Insurance Corporation Insurance Coverage

As with all banks insured by the FDIC, the Company’s depositors are protected against the loss of their insured deposits by the FDIC.  The FDIC recently made two changes to the rules that broadened the FDIC insurance.  The FDIC has temporarily increased basic FDIC insurance coverage from $100,000 to $250,000 per depositor until December 31, 2013.  In addition, the FDIC has instituted a Temporary Liquidity Guaranty Program (“TLGP”) which provides full deposit insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount, until December 31, 2010.  The FDIC defines a “non-interest bearing transaction account” as a transaction account on which the insured depository institution pays no interest and does not reserve the right to require advance notice of intended withdrawals.  This coverage is over and above the $250,000 in deposit insurance otherwise provided to a customer.  The Company opted into the TLGP.  The additional cost of this program, assessed on a quarterly basis, is a 10 basis point annualized surcharge on balances in non-interest bearing transaction accounts that exceed $250,000.

Recent Developments

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

Financial Condition

March 31, 2010 Compared to December 31, 2009

Total assets increased by $585,000 to $289.4 million at March 31, 2010 from $288.8 million at December 31, 2009.  Net loans decreased $3.0 million, or 1.7%, to $170.7 million at March 31, 2010 from $173.7 million at December 31, 2009.  The decrease in net loans reflected decreases of $2.2 million in commercial and agricultural real estate loans and $925,000 in commercial and agricultural business loans, due to both payoffs and the seasonal nature of agricultural business loan originations.  Available-for-sale investment securities increased $9.4 million, or 25.2%, to $46.6 million at March 31, 2010 from $37.2 million at December 31, 2009 primarily due to reinvestment of funds from calls, payments on mortgage-backed securities and decreased loan volume.  Mortgage-backed securities decreased $4.4 million, or 10.6%, to $36.6 million at March 31, 2010 from $41.0 million at December 31, 2009 due primarily to principal payments.  In order to increase variable interest rate securities in our investment portfolio during the first quarter of 2010, we increased the balance of our variable rate mortgage-backed securities portfolio by $5.2 million to $8.3 million as of March 31, 2010.  Cash and cash equivalents decreased $904,000 to $14.8 million at March 31, 2010 from $15.7 million at December 31, 2009.

Total deposits increased $438,000 to $255.1 million at March 31, 2010, primarily due to a $1.8 million increase in transaction accounts, which was partially offset by a $1.2 million decrease in time deposits.  Other borrowings, which consisted of overnight repurchase agreements, decreased $509,000 to $3.3 million at March 31, 2010.

Stockholders’ equity increased $324,000 to $25.6 million at March 31, 2010.  The increase in stockholders’ equity was the result of net income of $499,000, which was partially offset by the payment of $66,000 in dividends and $109,000 in other comprehensive loss.  Other comprehensive loss consisted of the decrease in net unrealized gains, net of tax, on available-for-sale securities reflecting changes in market prices for securities in our portfolio. Other comprehensive loss does not include changes in the fair value of other financial instruments included on the balance sheet.

Results of Operations

Comparison of Operating Results for the Three Months Ended March 31, 2010 and 2009

General:  Net income for the three months ended March 31, 2010 was $499,000, or $0.26 per common share, basic and diluted, compared to net income of $501,000, or $0.26 per common share, basic and diluted, for the three months ended March 31, 2009.  The $2,000 decrease in net income was due to a $103,000 decrease in net interest income and a $32,000 increase in non-interest expense, partially offset by a $75,000 decrease in the provision for loan losses, a $12,000 decrease in income taxes and a $46,000 increase in non-interest income.  Our net interest income continues to benefit from a steep yield curve.  Low short-term market interest rates have resulted in our cost of funds decreasing faster than the yield on our loans.  Our interest income has been negatively affected by a decrease in interest income from mortgage-backed securities.

Interest Income:  Total interest income for the three months ended March 31, 2010 decreased $539,000, or 14.3%, to $3.2 million from $3.8 million for the same period of 2009.  The decrease in interest income reflected a $307,000 decrease in interest income on loans, a $62,000 decrease in interest income on investment securities, a $168,000 decrease in interest income on mortgage-backed securities and a $2,000 decrease in other interest-earning assets.

Interest income on loans decreased $307,000 to $2.7 million for the first quarter of 2010 from $3.0 million for the first quarter of 2009 due to decreases in the average yield on loans and the average balance of loans.  The average yield decreased to 6.11% during the first quarter of 2010 from 6.46% during the first quarter of 2009.  The 35 basis point decrease primarily reflected the low interest rate environment.  The average balance of the loan portfolio decreased $9.6 million to $174.9 million for the first quarter of 2010.  The decrease in the average balance of the loan portfolio reflected a decrease in residential real estate loans due to higher loan sales to the secondary market during 2009.

Interest income on investment securities decreased $62,000 to $400,000 for the first quarter of 2010 from $462,000 for the first quarter of 2009. The decrease reflected a $6.3 million decrease in the average balance of the investment securities portfolio to $40.3 million during the first quarter of 2010, compared to $46.6 million for the first quarter of 2009.  The decrease in the average balance was primarily due to calls of U.S. agency securities, the majority of which were reinvested in tax-free municipal bonds, as well as mortgage-backed securities.  The average yield of investment securities was unchanged at 3.97% during the first quarters of 2010 and 2009.  The average yield does not reflect the benefit of the higher tax-equivalent yield of our municipal bonds, which is reflected in income tax expense.

Interest income on mortgage-backed securities decreased $168,000 to $161,000 for the first quarter of 2010, compared to $329,000 for the first quarter of 2009.  The decrease reflected a 306 basis point decrease in the average yield of mortgage-backed securities to 1.66% for the first quarter of 2010, compared to 4.72% for the first quarter of 2009.  The average yield has been affected by accelerated premium amortization resulting from higher national prepayment speeds on mortgage-backed securities.  The amortization of premiums on mortgage-backed securities, which reduces the average yield, increased to $330,000 during the first quarter of 2010, compared to $40,000 during the first quarter of 2009.  The decrease in the average yield was partially offset by a $10.9 million increase in the average balance of mortgage-backed securities to $38.9 million during the first quarter of 2010.

Interest income on other interest-earning assets, which consisted of interest-earning deposit accounts and federal funds sold, decreased $2,000 during the first quarter of 2010 primarily due to a decrease in the average yield.  The average yield on other interest-earning assets decreased to 0.10% during the first quarter of 2010 from 0.19% during the first quarter of 2009.  The average balance of these accounts increased $139,000 to $9.4 million for the three months ended March 31, 2010 compared to $9.2 million for the three months ended March 31, 2009.

Interest Expense:  Total interest expense decreased $436,000, or 29.3%, to $1.1 million for the three months ended March 31, 2010 compared to $1.5 million for the three months ended March 31, 2009.  The lower interest expense was due to a $387,000 decrease in the cost of deposits and a $49,000 decrease in the cost of borrowed funds.

Interest expense on deposits decreased $387,000 to $1.1 million for the three months ended March 31, 2010 compared to $1.4 million for the three months ended March 31, 2009.  The decrease in interest expense on deposits was primarily due to a 72 basis point decrease in the average rate paid to 1.81% during the first quarter of 2010 from 2.53% during the first quarter of 2009.  The decrease reflected low short-term market interest rates which continued during the first quarter of 2010.  The decrease in the average rate paid was partially offset by a $5.7 million increase in the average balance of deposits to $233.2 million for the first quarter of 2010.  The increase was primarily due to a $7.7 million increase in the average balance of transaction accounts.

Interest paid on borrowed funds decreased $49,000 to $2,200 for the first quarter of 2010 due to decreases in the average cost and in the average balance of borrowings.  The average rate paid on borrowed funds decreased to 0.27% during the first quarter of 2010 compared to 1.52% during the first quarter of 2009, reflecting the decrease in market rates.  The average balance of borrowed funds also decreased to $3.2 million during the first quarter of 2010 compared to $13.6 million during the same period of 2009.  The decrease was primarily due to the repayment of all our FHLB advances which had an average balance in the first quarter of 2009 of $7.4 million.  We had no FHLB advances during the first quarter of 2010.

Net Interest Income.  As a result of the changes in interest income and interest expense noted above, net interest income decreased by $103,000, or 4.5%, to $2.2 million for the three months ended March 31, 2010 from $2.3 million for the three months ended March 31, 2009.  Our interest rate spread decreased by two basis points to 3.13% during the first quarter of 2010 from 3.15% during the first quarter of 2009.  Our net interest margin decreased nine basis points to 3.31% for the first quarter of 2010 from 3.40% for the first quarter of 2009.  The decrease in our interest rate spread and net interest margin reflected the negative impact of accelerated premium amortization on our mortgage-backed securities resulting from higher national prepayment speeds.

Provision for Loan Losses: The provision for loan losses is determined by management as the amount needed to replenish the allowance for loan losses, after net charge-offs have been deducted, to a level considered adequate to absorb inherent losses in the loan portfolio, in accordance with accounting principles generally accepted in the United States of America.  The following table shows the activity in the allowance for loan losses for the three months ended March 31, 2010 and 2009.

	Three Months Ended
	March 31, 2010	March 31, 2009
	(In thousands)
Balance at beginning of period	$2,290	$1,934
Charge-offs:
One-to-four family residential	16	4
Home equity/home improvement	30	-
Other Consumer	-	5
Total	46	9
Recoveries:
One-to-four family residential	20	-
Commercial and agricultural real estate	3	1
Home equity/home improvement	10	1
Automobile	1	4
Other Consumer	2	1
Total	36	7
Net loan charge-offs	10	2
Additions charged to operations	275	350
Balance at end of period	$2,555	$2,282

The provision for loan losses totaled $275,000 during the first quarter of 2010, compared to $350,000 during the first quarter of 2009.  The decrease in the provision for loan losses reflected the decline in loan volume during the first quarter of 2010 and a lower level of specific allocations to the allowance for loan losses related to impaired loans. The allowance for loan losses increased $273,000 to $2.6 million at March 31, 2010 from $2.3 million at March 31, 2009.  Loans delinquent 30 days or more decreased $1.1 million during the first quarter of 2010 to $2.7 million, or 1.54% of total loans as of March 31, 2010 from $3.8 million, or 2.14% of total loans as of December 31, 2009. Loans delinquent 30 days or more totaled $2.6 million, or 1.44% of total loans at March 31, 2009.

Provisions for loan losses have been made to bring the allowance for loan losses to a level deemed adequate following management’s evaluation of the repayment capacity and collateral protection afforded by each problem credit.  This review also considered the local economy and the level of bankruptcies and foreclosures in our market area.  The following table sets forth information regarding nonperforming assets at the dates indicated.

	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Non-accruing loans:
One-to-four family residential	$707	$484
Commercial and agricultural real estate	630	98
Multi-family residential	128	132
Commercial and agricultural business	301	416
Home equity/Home improvement	447	407
Automobile	8	8
Other consumer	19	52
Total	$2,240	$1,597

Accruing loans delinquent more than 90 days:
One-to-four family residential	$63	$349
Automobile	-	3
Other consumer	7	5
Total	$70	$357

Foreclosed assets:
One-to-four family residential	$377	$324
Commercial and agricultural real estate	252	59
Automobiles	-	-
Total	$629	$383

Total nonperforming assets	$2,939	$2,337

Total as a percentage of total assets	1.02%	0.81%

Nonperforming assets increased $602,000 to $2.9 million, or 1.02% of total assets, as of March 31, 2010, compared to $2.3 million, or 0.81% of total assets, as of December 31, 2009.  The increase in nonperforming assets was due to a $356,000 increase in nonperforming loans and a $246,000 increase in real estate owned.  Within nonperforming assets, nonperforming loans increased to $2.3 million as of March 31, 2010, from $2.0 million at December 31, 2009.  The increase in nonperforming loans primarily reflected the non-accruing status of one commercial real estate loan totaling $493,000.  This loan is secured by a mortgage on a new hotel and management believes the loan has been adequately reserved. The increase in real estate owned reflected the addition of two properties totaling $311,000 during the first quarter of 2010.  Both of these properties are under contract for sale and no additional losses are expected.

The following table shows the aggregate principal amount of potential problem credits on the Company’s watch list at March 31, 2010 and December 31, 2009.  All non-accruing loans are automatically placed on the watch list.  The decrease in Special Mention credits and subsequent increase in Substandard credits reflect the downgrade of six commercial borrowers totaling $2.6 million.  With the exception of the non-accruing loan noted above, the remaining five borrowers are current and performing as agreed.

	March 31, 2010	December 31, 2009
	(In thousands)
Special Mention credits	$3,709	$6,489
Substandard credits	7,563	4,865
Total watch list credits	$11,272	$11,354

Non-Interest Income:  Non-interest income increased $46,000, or 5.0%, to $951,000 for the three months ended March 31, 2010 from $905,000 for the same period in 2009.  The increase in non-interest income resulted primarily from increases of $124,000 in commission income, $82,000 in service charges on deposits, and $80,000 in gains on the sale of available-for-sale securities, partially offset by a decrease of $233,000 in income from mortgage banking operations.  The increase in commission income reflected improved market conditions and growth in customer accounts.  Service charges on deposits benefitted from the increase in insufficient fund fees related to the overdraft privilege program implemented during the second quarter of 2009.  The gains on the sale of securities reflected a higher volume of sales during the first quarter of 2010 as we changed the composition of a portion of the securities portfolio to include a greater percentage of variable-rate mortgage-backed securities and shorter term U.S. Agency securities.  The decrease in mortgage banking income was due to a lower volume of loan sales in 2010, as we sold $4.9 million of loans to the secondary market during the first quarter of 2010, compared to $32.6 million during the same period of 2009.  The decrease in loan sales in 2010 reflected higher loan originations for sale in 2009 as the decline in mortgage interest rates in 2009 resulted in a higher level of mortgage originations during the first quarter of 2009.

Non-Interest Expense:  Total non-interest expense increased $32,000 to $2.25 million for the three months ended March 31, 2010 from $2.22 million for the same period of 2009.  The increase in non-interest expense consisted mainly of increases of $37,000 in compensation and benefits expense and $25,000 in data processing expense, partially offset by a $12,000 decrease in occupancy and equipment expense.  The increase in compensation and benefits expense resulted from normal salary and benefits increases.  Data processing expense increased due to a higher cost of software maintenance agreements.  Occupancy expense decreased due to lower depreciation expense during the first quarter of 2010, compared to the first quarter of 2009.

Income Taxes:  The provision for income taxes decreased $12,000 to $109,000 during the first quarter of 2010 compared to the same period of 2009.  The decrease in the income tax provision reflected a decrease in taxable income due to lower income and an increase in the benefit of tax-exempt income.  The effective tax rate was 17.9% and 19.5% for the first quarters of 2010 and 2009, respectively.

Liquidity and Capital Resources

The Company’s most liquid assets are cash and cash equivalents.  The levels of these assets are dependent on the Company’s operating, financing, and investing activities.  At March 31, 2010 and December 31, 2009, cash and cash equivalents totaled $14.8 million and $15.7 million, respectively.  The Company’s primary sources of funds include principal and interest repayments on loans (both scheduled payments and prepayments), maturities of investment securities and principal repayments from mortgage-backed securities (both scheduled payments and prepayments).  During the past three months, the most significant sources of funds have been growth in deposits, calls and sales of investment securities, and principal repayments on loans and mortgage-backed securities.  These funds have been used primarily for purchases of U.S. Agency and mortgage-backed securities.

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

Liquidity management is both a short- and long-term responsibility of management.  The Company adjusts its investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) projected purchases of investment and mortgage-backed securities, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) liquidity of its asset/liability management program.  Excess liquidity is generally invested in interest-earning overnight deposits and other short-term U.S. agency obligations.  If the Company requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB.  The Company may borrow from the FHLB under a blanket agreement which assigns all investments in FHLB stock as well as qualifying first mortgage loans equal to 150% of the outstanding balance as collateral to secure the amounts borrowed.  This borrowing arrangement is limited to a maximum of 30% of the Company’s total assets or twenty times the balance of FHLB stock held by the Company.  At March 31, 2010, the Company had no outstanding FHLB advances and approximately $22.2 million remaining available to it under the above-mentioned borrowing arrangement.

The Company maintains minimum levels of liquid assets as established by the Board of Directors.  The Company’s liquidity ratios at March 31, 2010 and December 31, 2009 were 33.3% and 30.7%, respectively.  This ratio represents the volume of short-term liquid assets as a percentage of net deposits and borrowings due within one year.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments.  The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above.  The following table summarizes these commitments at March 31, 2010 and December 31, 2009.

	March 31, 2010	December 31, 2009
	(In thousands)
Commitments to fund loans	$39,161	$36,946
Standby letters of credit	493	488

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined).  Management believes that at March 31, 2010, the Company met all its capital adequacy requirements.

Under Illinois law, Illinois-chartered savings banks are required to maintain a minimum core capital to total assets ratio of 3%.  The Illinois Commissioner of Savings and Residential Finance (the “Commissioner”) is authorized to require a savings bank to maintain a higher minimum capital level if the Commissioner determines that the savings bank’s financial condition or history, management or earnings prospects are not adequate.  If a savings bank’s core capital ratio falls below the required level, the Commissioner may direct the savings bank to adhere to a specific written plan established by the Commissioner to correct the savings bank’s capital deficiency, as well as a number of other restrictions on the savings bank’s operations, including a prohibition on the declaration of dividends by the savings bank’s board of directors.  At March 31, 2010, the Bank’s core capital ratio was 7.79% of total average assets, which substantially exceeded the required amount.

The Bank is also required to maintain regulatory capital requirements imposed by the Federal Deposit Insurance Corporation.  The Bank must have:  (i) Tier 1 Capital to Average Assets of 4.0%, (ii) Tier 1 Capital to Risk-Weighted Assets of 4.0%, and (iii) Total Capital to Risk-Weighted Assets of 8.0%.  At March 31, 2010, minimum requirements and the Bank's actual ratios are as follows:

	March 31, 2010	December 31, 2009	Minimum
	Actual	Actual	Required
Tier 1 Capital to Average Assets	7.79%	7.44%	4.00%
Tier 1 Capital to Risk-Weighted Assets	10.98%	10.70%	4.00%
Total Capital to Risk-Weighted Assets	12.23%	11.83%	8.00%

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

Consolidated Average Balance Sheet and Interest Rates
(Dollars in thousands)

	Three Months Ended March 31,
	2010			2009
	Average			Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earnings assets:
Loans	$174,874	$2,671	6.11%	$184,516	$2,978	6.46%
Investment securities	40,286	400	3.97%	46,590	462	3.97%
Mortgage-backed securities	38,853	161	1.66%	27,912	329	4.72%
Other	9,357	2	0.10%	9,218	5	0.19%
Total interest-earning assets	263,370	3,234	4.91%	268,236	3,774	5.63%

Non-interest earnings assets	22,435			24,901
Total assets	$285,805			$293,137

Interest-bearing liabilities:
Deposits	$233,160	$1,053	1.81%	$227,481	$1,439	2.53%
Other borrowings	3,185	2	0.27%	13,580	52	1.52%
Total interest-bearing liabilities	236,345	1,055	1.78%	241,061	1,491	2.48%

Non-interest bearing liabilities	24,037			27,817
Stockholders' equity	25,423			24,259

Total liabilities/stockholders' equity	$285,805			$293,137

Net interest income		$2,179			$2,283

Interest rate spread (average yield earned
minus average rate paid)			3.13%			3.15%

Net interest margin (net interest income
divided by average interest-earning assets)			3.31%			3.40%

The following table sets forth the changes in rate and changes in volume of the Company’s interest earning assets and liabilities.

Analysis of Volume and Rate Changes
(In thousands)
Three Months Ended March 31,

	2010 Compared to 2009
	Increase(Decrease) Due to
	Rate	Volume	Net

Interest-earnings assets:
Loans	$(155)	$(152)	$(307)
Investment securities	-	(62)	(62)
Mortgage-backed securities	(266)	98	(168)
Other	(2)	-	(2)
Total net change in income on
interest-earning assets	(423)	(116)	(539)

Interest-bearing liabilities:
Deposits	(422)	35	(387)
Other borrowings	(25)	(24)	(49)
Total net change in expense on
interest-bearing liabilities	(447)	11	(436)

Net change in net interest income	$24	$(127)	$(103)

JACKSONVILLE BANCORP, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s policy in recent years has been to reduce its interest rate risk by better matching the maturities of its interest rate sensitive assets and liabilities, selling its long-term fixed-rate residential mortgage loans with terms of 15 years or more to the secondary market, originating adjustable rate loans, balloon loans with terms ranging from three to five years and originating consumer and commercial business loans, which typically are for a shorter duration and at higher rates of interest than one-to-four family loans.  Our portfolio of mortgage-backed securities, including both fixed and variable rates, also provides monthly cash flow.  The remaining investment portfolio has been structured to better match the maturities and rates of its interest-bearing liabilities.  During the first quarter of 2010, the Company increased its holdings of variable-rate mortgage-backed securities and shorter term U.S. Agency securities in order to help protect the balance sheet from a potential rising rate environment.  With respect to liabilities, the Company has attempted to increase its savings and transaction deposit accounts, which management believes are more resistant to changes in interest rates than certificate accounts.  The Board of Directors appoints the Asset-Liability Management Committee (ALCO), which is responsible for reviewing the Company’s asset and liability policies.  The ALCO meets quarterly to review interest rate risk and trends, as well as liquidity and capital ratio requirements.

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

The following table shows projected results at March 31, 2010 and December 31, 2009 of the impact on net interest income from an immediate change in interest rates, as well as the benchmarks established by the ALCO.  The results are shown as a dollar and percentage change in net interest income over the next twelve months.

	Change in Net Interest Income
	(Dollars in thousands)
	March 31, 2010		December 31, 2009		ALCO
Rate Shock:	$ Change	% Change	$ Change	% Change	Benchmark
+ 200 basis points	228	2.20%	220	2.16%	> (20.00)%
+ 100 basis points	233	2.25%	184	1.80%	> (12.50)%
- 100 basis points	(30)	-0.29%	(271)	-2.66%	> (12.50)%
- 200 basis points	(181)	-1.75%	(412)	-4.05%	> (20.00)%

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

JACKSONVILLE BANCORP, INC.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13(a)-15(e) that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1.A.	Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in its annual report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

	31.1 -	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
	31.2 -	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
	32.1 -	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACKSONVILLE BANCORP, INC.
Registrant

Date: 05/17/2010	/s/ Richard A. Foss
Richard A. Foss
President and Chief Executive Officer

/s/ Diana S. Tone
Diana S. Tone
Chief Financial Officer